Form 10-Q
period 2009-01-31
Claridge Ventures, Inc.
filed 2009-03-18
CIK 1442853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended January 31, 2009

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________ to ________

                                             COMMISSION FILE NUMBER :000-53438

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 31, 2009, the Issuer had 8,285,000 Shares of
Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ¨ No x

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended January 31, 2009 are not necessarily indicative of the results that can be expected for the year ending July 31, 2009.

As used in this Quarterly Report, the terms "we", "us", "our", the “Company” and “Claridge” mean Claridge Ventures, Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

CLARIDGE VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
January 31,
2009

ASSETS
Current assets:

Cash	$ 3,039

Total assets	$ 3,039

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts Payable	2,500
Total liabilities	2,500
Commitments and contingencies	-
Stockholders' equity:
Preferred stock; authorized 10,000,000; $0.001 par value; zero shares	-
issued and outstanding at August 31, 2008 and May 31, 2008
Common stock; authorized 50,000,000; $0.001 par value; 8,285,000 shares issued and outstanding at January 31, 2009 and July 31, 2008
8,285
Paid in capital	62,415
Deficit accumulated during the exploration stage	(67,661)

Total stockholders' equity	539

Total liabilities and stockholders' equity	$ 2,961

The accompanying notes are an integral part of these consolidated financial statements

CLARIDGE VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended January 31, 2009	Six Months ended January 31, 2008	From Inception (May 7, 2008) to January 31, 2008

Operating Expenses:

General and administrative	$ 9,751	$ 57,910	$ 67,661
	-
Impairment loss on mineral property costs	-	21,500	21,500

Net loss for the period	$ 9,751	$ 36,410	$ 46,161

Net loss per share:
Basic and diluted	$ -

Weighted average number of shares outstanding:
Basic and diluted	8,285,000

The accompanying notes are an integral part of these consolidated financial statements

CLARIDGE VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended January 31, 2009	Six Months ended January 31, 2009	From Inception (May 7, 2008) to January 31, 2009

Cash flow from operating activities:
Net loss	$ (9,751)	$ 36,410	$ 46,161
Adjustments to reconcile net loss to net cash used in operting activities:
Impairment of mineral property rights	-	21,500	21,500
Changes in operating assets and liabilities:
(Decrease) Increase in accounts payable	-
Net cash used in operating activities	(9,751)	57,910	67,661

Cash flows from investing activities:
Payment for mineral property rights	-	(21,500)	(21,500)

Net cash used in investing activities	-	(21,500)	(21,500)
Cash flows from financing activities:
Proceeds from issuance of common stock	-	70,700	70,700

Net cash provided by financing activities	-	70,700	70,700

Decrease in cash during the period	(9,751)	57,910	67,661

Cash, beginning of period	12,790	70,700	70,700

Cash, end of period	$ 3,039	$ 12,790	$ 3,039

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements

CLARIDGE VENTURES, INC.

(An Exploration Stage Company)

January 31, 2009

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

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of January 31, 2009 the Company had $3039 in cash and accumulated net losses of $67,661since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as maybe required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

Interim Reporting

While the information presented in the accompanying interim six months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the July 31, 2008 audited annual financial statements of Claridge Ventures, Inc.  All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s audited July 31, 2008 annual financial statements.

Operating results for the six

 months ended January 31, 2009 are not necessarily indicative of the results that can be expected for the year ended July 31, 2009.

CLARIDGE VENTURES, INC.

(An Exploration Stage Company)

January 31, 2009

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

Start-up Expenses

The Company has adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-up Activities," which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception (May 7, 2008) to January 31, 2009.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity or remaining maturity at the date of purchase of three months or less to be cash equivalents.  At January 31, 2009  the Company did not have any cash equivalents.

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

January 31, 2009

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

Net Income (Loss) Per Share

SFAS 128 "Earnings per Share” requires dual presentation of basic earnings per share (EPS) and diluted EPS on the face of all income and loss statements. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. At January 31, 2009, the Company had no outstanding stock options, warrants and other convertible securities; accordingly, only basic EPS is presented.

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

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of January 31, 2009 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

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

January 31, 2009

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

                                                              January 31, 2009

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

January 31, 2009

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

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our statement of operations.  The FSP requires retrospective application to the terms of instruments as they existed for all periods presented.  The FSP is effective for us as of January 1, 2009 and early adoption is not permitted.  The Company is currently evaluating the potential impact of FSP APB 14-1 upon its financial statements.

F 9

CLARIDGE VENTURES, INC.

(An Exploration Stage Company)

January 31, 2009

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

January 31, 2009

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

January 31, 2009

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

We have paid the costs of Phase 1, of our proposed exploration program. However, we will require additional financing in order to proceed with any additional work beyond Phase I of our exploration program. We presently do not have any arrangements for additional financing for exploration work beyond Phase I of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase I of our exploration program.

A decision on proceeding beyond the planned Phase I explorations will be made by assessing whether the results of Phase I are sufficiently positive to enable us to obtain the financing we will need for us to continue through additional stages of the exploration program. This assessment will include an assessment of the market for financing of mineral exploration projects at the time of our assessment and an evaluation of our cash reserves after the completion of Phase I.  The decision whether or not to proceed will be based on the recommendations of our geological consultant. The decision of the consultant whether or not to recommend proceeding will be based on a number of factors, including his subjective judgment and will depend primarily on the results of the immediately preceding stage.

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

We anticipate that we will incur over the next twelve months the following expenses:

Category	Estimated Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$20,800
Office Expenses	-
Mineral Property Exploration Expenses	30,700
TOTAL	$51,500

Our total expenditures over the next twelve months are anticipated to be approximately $51,500. Our cash on hand as of January 31, 2009 is $ 3,039.  We do not have sufficient cash on hand to pay the costs of Phase II of our proposed exploration program and to fund our operations for the next twelve months. We also require additional financing in order to proceed with any additional work beyond Phase I of our exploration program.

We presently do not have any arrangements for additional financing for exploration work beyond Phase I of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase II of our exploration program.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At January 31, 2009	At July 31, 2008
Current Assets	3,039	$35,367
Current Liabilities	2,500	$ 7,500
Working Capital (Deficit)	$539	$27,867

Cash Flows

Three Months Ended January 31, 2009

Cash Flows from (used in) Operating Activities	(9,751)
Cash Flows from (used in) Investing Activities	-
Cash Flows from (used in) Financing Activities	-
Net Increase (decrease) in Cash During Period	(9,751)

The decline in our working capital surplus at January 31, 2009 from the period ended July 31, 2008 is reflective of the current state of our business development, primarily due to the increase in our professional fees paid in connection with preparing and filing our Registration Statement on Form S-1and the decrease in operating expenses associated with our continuing reporting obligations under the Securities and Exchange Act of 1934.

As of January 31, 2009, we had cash on hand of $3,039. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended July 31, 2008, that there is substantial doubt that we will be able to continue as a going concern.

Future Financings

We have incurred a net loss of $67,661 for the period from May 7, 2008 (inception) to January 31, 2009 and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at January 31, 2009 and for all periods presented in the attached financial statements, have been included. Interim results for the three month and three-month period ended January 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

RISKS AND UNCERTAINTIES

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe there is substantial doubt about our ability to continue as a going concern

We have incurred a net loss of $for the period from (inception) to January 31, 2009, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, our business will fail

Our current operating funds are sufficient to complete Phase I, of the proposed exploration program; however, they will be insufficient to complete the full exploration of the mineral claims and begin mining efforts should the mineral claims prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of January 31, 2009, we had cash in the amount of $3,039. We currently do not have any operations and we have no income. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claims. We require additional financing to complete and proceed past Phase II of our exploration program. We may also require additional financing if the costs of the exploration of our mineral claims are greater than anticipated. We may also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and metals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Since this is an exploration project, we face a high risk of business failure due to our inability to predict the success of our business

We have just begun the initial stages of exploration of our mineral claims, and thus have no way to evaluate the likelihood that we will be able to operate the business successfully. We were incorporated on   May 7, 2008 and, to date, have been involved primarily in the acquisition of the mineral claims, obtaining a summary geological report and engaged in organizational activities.

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

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                OTHER INFORMATION.

None.

ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended. (1)

4.1	Form of Share subscription.(1)

10.1	Purchase Agreement dated July 17, 2008 Between David Bending and Claridge Ventures, Inc.(1)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form S-1 originally filed on, September 10, 2008, as amended.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended January 31, 2009. We have not filed any Current Reports on Form 8-K since January 31, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARIDGE VENTURES, INC.

March 17, 2009	By:	/s/ Kenneth Edmundson
Kenneth Edmundson
Chief Executive Officer, Chief Financial Officer President, and Director
(Principal Executive Officer
and Principal Accounting Officer)