Form 10-K
period 2009-07-31
Claridge Ventures, Inc.
filed 2009-10-29
CIK 1442853

              SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                   FORM 12b-25

                    Commission File Number 000-53438

                    NOTIFICATION OF LATE FILING

(Check One): {X} Form 10-K { } Form 11-K {_} Form 20-F { } Form 10-Q

{_} Form N-SAR

 for Period Ended: July 31, 2009

{_}  Transition Report on Form 10-K

{_}  Transition Report on Form 20-F

{_}  Transition Report on Form 11-K

{_}  Transition Report on Form 10-Q

{_}  Transition Report on Form N-SAR For the Transition Period Ended:

-------------------------------------------------------------------------------

Read attached instruction sheet before preparing form. Please print or type.

Nothing in this form shall be construed to imply  that the  Commission  has verified any information contained herein.

-------------------------------------------------------------------------------

If the notification relates to a portion of the filing checked above, identify the item(s) to which the notification relates:

-------------------------------------------------------------------------------

                                       PART I

                  REGISTRANT INFORMATION

                        Claridge Ventures, Inc.

       -----------------------------------------------------------------

                           Full Name of Registrant

       -----------------------------------------------------------------

                          Former Name if Applicable

          SUITE 2106-24 HEMLOCK CRESCENT SW

        -----------------------------------------------------------------

           Address of Principal Executive Office (Street and Number)

      CALGARY AB T3C 2Z1

       -----------------------------------------------------------------

                           City, State and Zip Code

                                     PART II

                           RULE 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate.)

(a)    [ X ] The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

(b)    [X] The subject annual report, semi-annual report, transition report on

       Form 10-K, Form 20-F, Form 11-K or Form N-SAR, or portion thereof will be filed on or before the 15th  calendar day following  the  prescribed  due date; or the subject  quarterly report or transition report on Form 10-Q,

       or  portion  thereof  will be filed on or before the fifth  calendar  day following the prescribed due date; and

(c)    [ ]  The  accountant's  statement  or  other  exhibit  required  by  Rule

       12b-25(c) has been attached if applicable.

                                    PART III

                                 NARRATIVE

State below in reasonable detail why the Form 10-K, 11-K, 20-F 10-Q, N-SAR or the transition  report portion  thereof could not be filed within the prescribed time period. (Attach extra sheets if needed.)

The Form 10-k for the period ended July 31, 2009 could not be filed within the prescribed time period due to additional time required to prepare and complete such document.

                                     PART IV

                           OTHER INFORMATION

(1)  Name and telephone number of person to contact in regard to this notification

Kenneth Edmondson, Director, President 403-819-6090

 -----------------------------------------------------------------------------

(Name)                                         (Area Code)  (Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the

Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of

1940 during the preceding 12 months or for such shorter  period  that the registrant was required to file such report(s) been filed?  If the answer is no,

identify report(s). {X} Yes {} No

(3)  Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof? {_} Yes {x} No

If so: attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

Claridge Ventures, Inc.

-------------------------------------------

(Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 29, 2009

/s/ Kenneth Edmundson, Director, President