Form 10-K
period 2009-07-31
Claridge Ventures, Inc.
filed 2009-11-13
CIK 1442853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended July 31, 2009

[   ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _______________ to _______________

COMMISSION FILE NUMBER: 000-53438

CLARIDGE VENTURES, INC..

 (Name of small business issuer in its charter)

NEVADA	000000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Suite 2106-24 Hemlock Crescent SW
Calgary, Alberta T3C 2Z1

(Address of principal executive offices)	(Zip Code)

403-819-0690
Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act:	NONE.
Securities registered under Section 12(g) of the Exchange Act:	Shares of Common Stock, $0.001 Par Value Per Share.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-X contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K.[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ¨	Accelerated filer ¨
Non-accelerated filer ¨ (Do not check if a smaller reporting company)	Smaller Reporting Company X

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes.[X]

State issuer’s revenues for its most recent fiscal year. $NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and
asked price of such common equity, as of a specified date within the past 60 days.                                                               (See definition of affiliate in Rule 12b-2 of the Exchange Act.):

$65,700

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 8,285,000 common shares issued and outstanding

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

CLARIDGE VENTURES, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JULY 31, 2009

TABLE OF CONTENTS

PART I
ITEM 1.	BUSINESS
ITEM 1A.	RISK FACTORS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION
PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15.	EXHIBITS
SIGNATURES

PART I

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect,” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Annual Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

As used in this Annual Report, the terms “we,” “us,” “our,” “Claridge,” and the “Company”, mean Claridge Ventures, Inc.., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.     BUSINESS.

CORPORATE BACKGROUND

We were incorporated on under the laws of the State of Nevada. We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We currently own a 100% undivided interest in mineral a property located in the State of Nevada known as the Pyramid Prospect.

Compliance with Government Regulations

 If we decide to continue with the acquisition and exploration of mineral properties in the State of Nevada we will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the State of Nevada. The main agency that governs the exploration of minerals in the State of Nevada is the Nevada Bureau of Mines.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. If the exploration activities require the falling of timber, then either a free use permit or a license to cut must be issued by the Ministry of Forests. Items such as waste approvals may be required from the Ministry of Environment, Lands and Parks if the proposed exploration activities are significantly large enough to warrant them. Waste approvals refer to the disposal of rock materials removed from the earth which must be reclaimed. An environmental impact statement may be required.

In addition, we will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible.

Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings, our competitive position or on us in the event a potentially economic deposit is discovered.

If we anticipate disturbing ground during our mineral exploration activities, we will be required to make an application under the Mines Act for a permit. A permit is issued within 45 days of a complete and satisfactory application. We do not anticipate any difficulties in obtaining a permit, if needed. Initial exploration activities (grid establishment, geological mapping, soil sampling, geophysical surveys) do not involve ground disturbance and as a result do not, at this time, require a work permit. Any follow-up trenching and/or drilling will require permits, applications for which will be submitted well in advance of the planned work.

If we enter the production phase, of which there is no assurance, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. The regulatory requirements that we will have to meet will likely include:

(i)	Ensuring that any water discharge meets drinking water standards;

(ii)	Dust generation will have to be minimal or otherwise re-mediated;

(iii)	Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;

(iv)	All material to be left on the surface will need to be environmentally benign;

(v)	Ground water will have to be monitored for any potential contaminants;

(vi)	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

(vii)	There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

Competition

We are an exploration stage company. We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties.

This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

Employees

We have no employees other than our executive officers and directors as of the date of this Annual Report on Form 10-K. We conduct our business largely through agreements with consultants and arms length persons.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

ITEM 1A.               RISK FACTORS

If we do not obtain additional financing, our business plan will fail.

Our current operating funds are estimated not to be sufficient to complete the first and second phase of exploration on our mining claim. However, we will need to obtain additional financing in order to complete our business plan. Our business plan calls for significant expenses in connection with the exploration of our mining claim. We have not made arrangements to secure any additional financing.

Because our directors and officers own the majority of our company's common stock, they have the ability to override the interests of the other stockholders.

Our Directors own 60.36% of our outstanding common stock and serves as our sole directors. Investors may find the corporate decisions influenced by our Directors are inconsistent with the interests of other stockholders.

We may conduct further offerings in the future in which case investors’ shareholdings will be diluted.

Since our inception, we have relied on equity sales of our common stock to fund our operations. We may conduct additional equity offerings in the future to finance any future business projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, investors’ percentage interest in us will be diluted. The result of this could reduce the value of their stock.

Because of the speculative nature of mineral exploration, there is substantial risk that no commercially viable mineral deposits will be found.

Exploration for commercially viable mineral deposits is a speculative venture involving substantial risk. We cannot provide investors with assurance that our mining claim contains commercially viable mineral deposits. The exploration program that we will conduct on our claim may not result in the discovery of commercial viable mineral deposits. Problems such as unusual and unexpected rock formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we may be unable to complete our business plan and you could lose your entire investment in this offering.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. We currently have no such insurance nor do we expect to get such insurance for the foreseeable future. If a hazard were to occur, the costs of rectifying the hazard may exceed our asset value and cause us to liquidate all of our assets resulting in the loss of your entire investment in this offering.

Because our stock is a penny stock, stockholders will be more limited in their ability to sell their stock.

The shares of our common stock constitute “penny stocks” under the Exchange Act. The shares will remain classified as a penny stock for the foreseeable future. The classification as a penny stock makes it more difficult for a broker/dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker/dealer engaged by the purchaser for the purpose of selling his or her shares will be subject to rules 15g-1 through 15g-10 of the Exchange Act. Rather than having to comply with these rules, some broker-dealers will refuse to attempt to sell a penny stock.

The "penny stock" rules adopted by the SEC under the Exchange Act subjects the sale of the shares of our common stock to certain regulations which impose sales practice requirements on broker/dealers. For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities.

Legal remedies, which may be available to an investor in "penny stocks,” are as follows:

(a)

if "penny stock" is sold to an investor in violation of his or her rights listed above, or other federal or states securities laws, the investor may be able to cancel his or her purchase and get his or her money back.

(b)	if the stocks are sold in a fraudulent manner, the investor may be able to sue the persons and firms that caused the fraud for damages.

(c)	if the investor has signed an arbitration agreement, however, he or she may have to pursue his or her claim through arbitration.

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker/dealer, the broker/dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker/dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the SEC's rules may limit the number of potential purchasers of the shares of our common stock.

ITEM 2.        PROPERTIES.

Our executive offices are located at Suite 2106-24 Hemlock Crescent SW                            Calgary, Alberta T3C 2Z1                                                                                                                                                                 Our President, Kenneth Edmundson, currently provides this space to us free of charge. This space may not be available to us free of charge in the future.

We currently do not own any physical property or own any real property.

Mining Claim Description

The Pyramid Prospect mining claims are unencumbered and in good standing and there are no third party conditions which affect the claim other than conditions defined by the State of Nevada as described below. The claims cover an area of 480 acres. We have no insurance covering the claims. We believe that no insurance is necessary since the claims are unimproved and contain no buildings or improvements. The claim numbers, registered owner number, expiry date, number of units, and work requirement as typically recorded in the State of Nevada is as follows:

Claim Number	Registered Owner	Due Date	Number of Claims	Work Requirement
NMC996660-NMC996683	Claridge Ventures, Inc. (100%)	2010-Aug-31	24	$2,880

The Pyramid Prospect mining claims are located in Washoe County, Nevada approximately 30 air miles north of Reno/Sparks Nevada. The claims are centered on latitude 50º 07' 18" N and 120º 50' 11" W longitude. Our consulting Geologist has written a report and provided us with recommendations of how we should continue to explore our claims.

There is no assurance that a commercially viable mineral deposit exists on the claim. Exploration will be required before an evaluation as to the economic feasibility of the claim can be determined. It is our intention to record the deed of ownership in the name of our subsidiary. Until we can validate otherwise, the property is without known reserves and we have planned a four phase exploration program as recommended by our consulting Geologist. We have not commenced any exploration or work on the claim.

Conditions to Retain Title the Mining Claim

In order to retain title to the mining claim, we are required to perform and file exploration work totaling $2,880 on the mining claims by August 31, 2010.

History of the Pyramid Prospect and of the Mining Claims Area

The following history is summarized from the report prepared by our consulting Geologist, David Bending dated July 22, 2008 concerning our mining claims. Until we can validate otherwise, the claims are without known reserves and we have planned a four phase program to explore our claims.

Wallace (1975) completed a Ph.D. thesis at the University of Nevada at Reno documenting the mineral deposits and Zoning in the district. In 1976 the Anaconda Corporation conducted regional IP surveys to map the Porphyry target.

In 1981 Richard Nielson defined an extensive gold – silver geochemical anomaly which remains to be tested in a systematic manner and drilled four short RC (Reverse Circulation) drillholes which were stopped at the water table without testing the Porphyry Target.

In 1987 Schurer and Fuchs, Mineral Consultants, conducted an evaluation of  the patented lands held by Golden Crescent with reference to the work by Wallace, Nielson and Anaconda.  They concluded that the regional targets of interest, which were partly present in but generally extended beyond the patented lands, included a high level mineralized porphyry complex, a peripheral enargite – pyrite zone with disseminated gold potential, an outer polymetallic vein zone including the Ruth Mine, and a deep gold – copper rich potassic core in the porphyry center.

The concepts embraced in the Schurer and Fuchs (1987) evaluation stimulated subsequent programs by Battle Mountain Exploration, Gold Fields Mining Corporation, Echo Bay Mining Company and Lac Minerals which involved geological mapping, geochemical surveys, spotty ground geophysics, and 28 RC holes with cumulative depth of 5,000 meters.  The results of some of this work are available for review at the Nevada Bureau of Mines in Reno.  The author has not taken the time to synthesize the data, which includes some encouraging vein and disseminated intercepts including one drillhole (from the Ruth Vein, which is not present in the lands subject to this report) which returned 0.51 ounces per ton (15.05 g/t) across 3 meters (a true width of 1.5 meters).  Sample results reported by the USBM (Garside Et al. (2000)) show anomalous to ore grade (exceeding 1.0 gram per tonne) gold values in samples collected throughout the district, including from prospects within both the east block and the west block of the subject claims.   The location of these gold bearing samples is included in the attached geological map (yellow stars are significant values between 0.1 gram per tonne and 19 grams per tonne, and white stars are less than 1.0 gram per tonne).

Exploration work in the area was suspended about 1996 as gold prices declined, the Bre-x scandal weakened junior exploration markets, and the major gold companies concentrated on sediment hosted targets, corporate consolidation and headframe exploration around their large operations. The district has remained idle to date despite the attractive geological opportunities present.  The USBM work coupled with the availability of the historic data renders the project a technically sound and very cost effective business opportunity.

Present Condition of the Mining Claims

Our Consulting Geologist has been onto the mining claims. Our consulting Geologist has indicated that the topography of the claims range from moderately hilly to steep and mountainous, covering rolling ridge tops and canyons.  The climate is dry, and the prevailing vegetation is sage brush with small juniper trees on north facing slopes.  Mule deer, antelope, quail and doves are the main wildlife species found here, and it is probably that the occasional black bear passes through the area.   Rock outcrops comprise about 15% of this area.  Some small springs exist in the area but none of the canyons hold watercourses with fish or other species of special interest.

Geology of the Mining Claims

The Pyramid District is hosted by Oligocene and Miocene ash flow tuffs and breccias, covered in part by Late Tertiary dacite and microdiorite and intruded by andesitic dikes and stocks.  These rocks are dissected by a network of NE and NW trending strike slip faults and underlain by a  partly dissected Miocene Caldera.  The regional structural trend, part of the Walker Lane Structural Trend, is a zone of complex faulting separating the Sierra Nevada Block from the Basin and Range Province (Bonham and Papke (1969).  The known mineral deposits in the district have been dated at 23 million years, which coincides with the age of the major mineral deposits at Tonopah, Paradise Peak, Santa Fe and Goldfield.

Bonham and Papke (1969) and Garside Et Al.(2003) document that the host rocks in the Pyramid District are Miocene and Oligocene silicic (dacitic, locally rhyolite) ash flow tuffs and breccias.  The target structures are a series of northwest trending fault and shear systems, subject to moderate to intense acid sulphate alteration and locally coincident with variably brecciated andesitic dikes.  The Nevada Bureau of Mines and Geology’s studies further indicate that the altered tuffs that host the vein structures are lie within and are overprinted by alteration related to a volcano – tectonic collapse structure (caldera) which is further related to very extensive argillic alteration east of the study area.

Structurally controlled high sulphidation alteration zones, quartz veins, breccias and silicified lenses are hosted in clay and sericite altered acidic tuffs through most of the area of interest.  The mineralized bodies are best defined and known in the Patented Mining Claims which host the Cinch, Jones – Kinkaid and Burrus Veins but are documented in the subject claims.   The eastern extensions and offsets of the Burrus Vein system are present in the Subject East Claim Block held by Claridge Ventures Inc.  In addition to these relatively narrow veins, which hosts values as high as 0.75 ounces per ton Au, the potential remains to identify larger zones of low grade disseminated low grade gold – silver mineralized zones.

 ITEM 3.                    LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None, during this last fiscal year.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

General

Our authorized capital stock consists of 100,000,000 shares of common stock, with a par value of $0.001 per share, and 10,000,000 shares of preferred stock, with a par value of $0.001 per share. As of November 13, 2009, there were 8,285,000 shares of our common stock issued and outstanding. We have not issued any shares of preferred stock.

Market Information

Our shares of common stock commenced trading on the OTC Bulletin Board under the symbol “CLRV”. Our shares became eligible for quotation on the OTC Bulletin Board in May 2009, the high and low bid information for our common stock for the year ended July 31, 2009 is:

Year ended July 31, 2009	HIGH ($)	LOW ($)
	$0	$0

Quotations provided by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions

Dividends

We have not declared any dividends on our common stock since our inception. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or Bylaws. Our governing statute, Chapter 78 – “Private Corporations” of the Nevada Revised Statutes (the “NRS”), does provide limitations on our ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

(a)	we would not be able to pay our debts as they become due in the usual course of business; or

(b)

our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution (except as otherwise specifically allowed by our Articles of Incorporation).

Recent Sales Of Unregistered Securities

There have been no recent sales of Unregistered Securities

ITEM 6.   SELECTED FINANCIAL DATA

Statement of Operations Information:

	Year Ended July 31, 2009	Year Ended July 31, 2008
Revenues	$0	$0
Gross profit	0	0
Total Operating Expenses	40,364	42,833
Net income (loss)	(40,364)	(42,833)
Income (loss) per share (basic and diluted)	(0.00)	(0.00)
Weighted average shares of common stock outstanding (basic and diluted)

Balance Sheet Information:

	July 31, 2009	July 31, 2008
Working capital	$0	27,867
Total assets	3	35,367
Total liabilities	12,500	7,500
Accumulated Deficit	(83,197)	(42,833)
Stockholders’ equity (deficit)	(12,497)	27,867

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

Exploration Plan

Our plan of operation for the foreseeable future is to complete the following objectives within the time periods specified, subject to our obtaining any additional funding necessary for the continued exploration of our mining claims. We do not have enough funds to complete our Phase Three or Phase Four programs which we would plan to start in the summer of 2009, if the results of our Phase One and Phase Two exploration programs are encouraging. The following is a brief summary of our four phase exploration program:

1.

The next anniversary date of our mining claims is August 31, 2010. In order to keep the claims in good standing we must perform and register exploration work with the State of Nevada of at least $2,880 on our mining claims as recommended by our consulting Geologist, we plan to conduct the first phase of our four phase exploration program starting in September or October, 2009. This Phase One exploration program is expected to cost approximately 8,500. A Geologist and assistant will cover the property taking rock, soil and stream sediment samples then ship to a laboratory for assay. The results obtained during the Phase One exploration program will be assembled, interpreted and we will review the results.

                                                                                      11

2.

With respect to our Phase Two program, our consulting geologist has indicated that we should budget approximately $22,022 for our Phase Two program. Our Phase two program is scheduled to proceed Between May 1, 2010 and July 31, 2010 A field crew will mobilize onto our claims, survey the claims and perform mapping and sampling (both soil And rock) and then demobilize from the area.

3.

In the case of our Phase Two program, the results obtained during the Phase Two program will be assembled, interpreted and we will review the results of the Phase Two program. We will then engage our consulting geologist to interpret the results of Phase Two and develop a summary report.

4.

If the Phase Three program were to proceed, our consulting Geologist has indicated that we should budget approximately $67,144 for our Phase three program. If we proceed with a Phase Three program we would do so between August 1, 2010 and October 31, 2010 A field crew will mobilize onto our claims and perform a significant amount of trenching, mapping  VLF-EM and Magnetometer surveys to define mineralized targets and detailed sampling.

5.

In the case that the Phase Four program takes place, the results obtained during the Phase     Three program will be assembled, interpreted and we will review the results of the Phase three program. We will engage our consulting geologist to interpret the results of Phase Three and develop a summary report. At this stage we will have a significantly better understanding of any mineralization on our claims and be in a position to commence Diamond Drilling in 2010.

As at July 31, 2009 we had a cash balance of $3.If the results of the Phase One and Phase Two exploration program are encouraging, we will have to raise additional funds starting in January 2010 so that Phase three exploration could commence in May 2010.

During the next 12 months, we do not anticipate generating any revenue. If additional funds become required, the additional funding will come from equity financing from the sale of our common stock or sale of part of our interest in our mining claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our Phase Two and Phase Three programs.. In the absence of such financing, our business will fail.

We may consider entering into a joint venture partnership by linking with a major resource company to provide the required funding to complete our Phase Three exploration program. We have not undertaken any efforts to locate a joint venture partner for Phase Three. If we enter into a joint venture arrangement, we will assign a percentage of our interest in our mining claims to the joint venture partner.Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that very few mining claims in the exploration stage ultimately develop into producing, profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside of our control. These factors include, but are not limited to:

                                                                                      12

•

Our ability to raise additional funding;

•

The market price for copper, silver and gold;

•

The results of our proposed exploration programs on the mineral property; and

•

Our ability to find joint venture partners for the development of our property interests

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern. Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral reserve.

Phase One-Four Exploration Cost Review

The costs described which include the proposed budget of our Phase One through Phase Four exploration program as recommended by our consulting Geologist. The table below summarizes the cost estimate for the Phase One through Phase Four exploration programs.

BUDGET PHASE I Unit Cost Incl. Tax Units Total Cost
Budget -Initial Engineering Report
Cost Element

Geologist Professional Fees 800 5 4000
Rock Soil and Stream Sediment Samples 20 Samples 30 30 900
Field Vehicles: Transportation Inclusive 100 5 500
Compilation and Data Input 700 3 2100
Report Preparation, Drafting and Copying, Communications 1000 1 1000
Total Including Contingencies 8500

BUDGET PHASE 11 Unit Cost Incl. Tax Units Total Cost

Geochemical Sampling: Soil, Rock and Talus Fines: 300 10 3000
Geological Mapping and Supervision 800 10 8000
Environmental Permitting and Bonding 4000 1 4000
Assays and Analyses 28 50 1400
Sample and Materials Transportations 1000 1 1000
Field Vehicles 120 6 720
Compilation and Data Input 700 2 1400
Report Preparation, Drafting and Copying, Communications 500 1 500
Subtotal 20020
Contingency 10% 2002
BUDGET PHASE 11 22022
BUDGET PHASE III Unit Cost Incl. Tax Units Total Cost

Geochemical Sampling: Rock, Detailed Target Definition 20 300 6000
Geological Mapping and Supervision 800 16 12800
Environmental Permitting and Bonding 11000 1 11000
Road and Trail preparation 6000 1 6000
Trenching and Detailed Sampling 10000 1 10000
Assays and Analyses 28 150 4200
Sample and Materials Transportations 50 40 2000
Field Vehicles 120 12 1440
Compilation and Data Input 700 8 5600
Report Preparation, Drafting and Copying, Communications 2000 1 2000
Subtotal 61040
Contingency 10% 6104
BUDGET PHASE 111 67144

BUDGET - PHASE IV Unit Cost Incl. Tax Units Total Cost

Diamond Drilling 5000 Feet 40 5000 200000
Mob/Demob 10000 1 10000
Geological Mapping and Supervision 800 30 24000
Environmental Permitting and Bonding 15000 1 15000
Road and Trail preparation 6000 1 6000
Assays and Analyses 25 1000 25000
Sample and Materials Transportations 50 50 2500
Field Vehicles 120 40 4800
Compilation and Data Input 700 20 14000
Report Preparation, Drafting and Copying, Communications 5000 1 5000
Subtotal 30630
Contingency 10% 30630
BUDGET PHASE IV 336930

RESULTS OF OPERATIONS

Summary of Year End Results
	Year Ended July 31
	2009	2008
Revenue	$--	$--
Expenses	(40,364)	(42,833)
Net Comprehensive Loss	$(40,364)	$(42,833)

Revenues

We have not earned any revenues to date and we do not anticipate earning any revenues in the near future. We are an exploration stage company and presently are seeking other business opportunities.

The Company’s expenses are primarily a result of the increase exploration costs associated with our mineral exploration activities.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
	At July 31, 2009	At April 30, 2008
Current Assets	$15,018	$27,066
Current Liabilities	(8,750)	(7,500)
Working Capital (Deficit)	$6,268	$19,566

                                                                                      14

Cash Flows
	Year Ended	Year Ended
	July 31, 2009	July 31, 2008,
Cash Flows used in Operating Activities	$(40,364)	$(42,833)
Cash Flows from (used in) Financing Activities	--	70,700
Foreign currency translation	--	--
Net Increase (Decrease) in Cash During Period	$(35,364)	$(35,367)

The decrease in our working capital at July 31, 2009 from our year ended July31, 2008 is primarily a result of the fact that we had no revenue or sources of long-term financing during the year ended July 31, 2009.

As of July 31, 2009, we had cash on hand of $3. Since our inception, our sole sources of financing have been sales of our common stock. We have not attained profitable operations and our ability to pursue any future plan of operation is dependent upon our ability to obtain financing. For these reasons, our auditors stated in their report to our audited financial statements for the period ended July 31, 2009 that there is substantial doubt that we will be able to continue as a going concern.

We anticipate continuing to rely on sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will be able to complete any additional sales of our equity securities or that we will be able arrange for other financing to fund our planned business activities.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the audited financial statements included in this Annual Report.

Foreign Currency Translation

We use the United States of America dollar as our reporting currency for consistency with the registrants of the SEC and in accordance with FAS No. 52.

Assets and liabilities denominated in a foreign currency at period-end are translated at the exchange rate in effect at the period-end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Any gains or losses arising as a result of such translations are not included in operations, but are reported as a separate component of equity as foreign currency translation adjustments, if applicable.

                                                                                      15

Transactions undertaken in currencies other than the functional currency are translated using the exchange rate in effect as of the transaction date. Any exchange gains or losses are included in other income or expenses on the statement of operations, if applicable.

Mineral Property

Cost of lease, acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities. Because most of our purchases and sales will made in Canadian dollars, any exchange rate change affecting the value of the in Canadian dollar relative to the U.S. dollar could have an effect on our financial results as reported in U.S. dollars. If the in Canadian dollar were to depreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly reduced. If the in Canadian dollar were to appreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly increased.

                                                                                      16

ITEM 8. FINANCIAL STATEMENTS.

Index to Financial Statements:

Audited financial statements as of July 31, 2009, including:

1.	Reports of Independent Registered Public Accounting Firm;*
2.	Balance Sheets as of July 31, 2009 and 2008;
3.	Statements of Operations for the years ended July 31, 2009 and 2008and for the period from inception on May 7, 2008 to July 31, 2009;
4.	Statements of Cash Flows for the years ended July 31, 2009 and 2008 and for the period from inception on May 7, 2008 to July 31, 2009;
5.	Statement of Stockholders’ Equity (Deficiency) for the period from inception on May 7, 2008 through July 31, 2009; and
6.	Notes to Financial Statements.

Report of Independent Registered Public Accounting Firm

To The Shareholders and Board of Directors

of Claridge Ventures, Inc.

     We have audited the accompanying consolidated balance sheets of Claridge Ventures, Inc. (a Exploration Stage Company) as of July 31, 2009 and 2008 and the related consolidated statements of operations, changes in consolidated Shareholders’ equity and cash flows for the years ended July 31, 2009 and 2008, and the period of May 7, 2008 (inception) through July 31, 2009. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Claridge Ventures, Inc. as of July 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended July 31, 2009, and 2008 the period from May 7, 2008 (inception) through July 31, 2009, in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 1, the Company’s need to seek new sources or methods of financing or revenue to pursue its business strategy, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jewett, Schwartz, Wolfe & Associates

/s/Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida

November 11, 2009

CLARIDGE VENTURES, INC..
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,
	2009	2008

ASSETS

CURRENT ASSETS:
Cash	$ 3	$ 35,367

TOTAL CURRENT ASSETS	3	35,367

TOTAL ASSETS	$ 3	$ 35,367

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Accounts payable and accrued expenses	$ 12,500	$ 7,500

TOTAL CURRENT LIABILITIES	12,500	7,500

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' (DEFICIT) EQUITY:

Common stock, .001 par value 100,000,000 shares authorized
8,285,000 shares issued and outstanding as of July 31, 2009 and 2008.	8,285	8,285
Paid in capital	62,415	62,415
Accumulated deficit	(83,197)	(42,833)

TOTAL SHAREHOLDERS' (DEFICIT) EQUITY	(12,497)	27,867

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY	$ 3	$ 35,367

F3

CLARIDGE VENTURES, INC..
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year	For the Year	For the Period
	Ended	Ended	from May 7,
	July 31,	July 31,	2008 (Inception) to
	2009	2008	July 31, 2009

REVENUES	$ -		$ -

Cost of operations	-		-

GROSS PROFIT	-		-

OPERATING EXPENSES
General and administrative expenses	20,364	11,333	31,697
Consulting	20,000	10,000	30,000
Impairment loss on mineral property costs	-	21,500	21,500

Total operating expenses	40,364	42,833	83,197

Loss from continuing operations
before provision for income taxes	-		-

Provision for income taxes	-		-

NET LOSS	$ (40,364)	$ (42,833)	$ (83,197)

Weighted average common shares outstanding - basic and diluted	-	-	-

Net loss per share-basic and diluted	$ -	$ -	$ -

F4

CLARIDGE VENTURES, INC..
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock
			Additional		Total
	Number of		Paid-in	Accumulated	Shareholders'
	Shares	Par Value	Capital	Deficit	Equity

BALANCE, MAY 7, 2008 (INCEPTION)	-	$ -	$ -	$ -	$ -

Shares subscribed at $0.001	5,000,000	5,000	-		5,000
Shares subscribed at $0.02	3,285,000	3,285	62,415		65,700

Net loss	-	-	-	(42,833)	(42,833)

BALANCE, JULY 31, 2008	8,285,000	$ 8,285	$ 62,415	$ (42,833)	$ 27,867

Net Loss				(40,364)	(40,364)

BALANCE, JULY 31, 2009	8,285,000	$ 8,285	$ 62,415	$ (83,197)	$ (12,497)

F5

CLARIDGE VENTURES, INC..
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Year	For the Year	For the Period
	Ended	Ended	from May 7,
	July31,	July31,	2008 (Inception) to
	2009	2008	July 31, 2009
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$ (40,364)	$ (42,833)	$ (83,197)
Adjustments to reconcile net loss to net cash
Impairment loss on mineral property costs	-	21,500	21,500
Changes in assets and liabilities:
Accounts payable and accrued expenses	5,000	7,500	12,500

NET CASH USED IN OPERATING ACTIVITIES	(35,364)	(13,833)	(49,197)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of mineral rights	-	(21,500)	(21,500)
NET CASH USED BY INVESTING ACTIVITIES	-	(21,500)	(21,500)

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	-	-	-
Net proceeds from subscriptions receivable	-	70,700	70,700
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	70,700	70,700

(Decrease) Increase in Cash and Cash Equivalents	(35,364)	35,367	3

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	35,367	0	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 3	$ 35,367	$ 3

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -		$ -
Cash paid for income taxes	$ -		$ -

F6

CLARIDGE VENTURES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

Year Ended July 31, 2009

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations

Claridge Ventures, Inc. (the Company) was incorporated in the State of Nevada on May 7, 2008 The Company was organized to explore mineral properties in the State of Nevada. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable. The Company has not commenced significant operations and is considered an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 Accounting and Reporting by Development Stage Enterprises.  In these notes, the terms “Company”, “we”, “us” or “our” mean the Company.

Going Concern

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of July 31, 2009 the Company had $3 in cash and accumulated net losses of $83,197 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as maybe required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

 These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in United States (US) dollars. The Company has not produced any revenue from its principal business and is an exploration stage company as defined by SFAS No. 7. “Accounting and Reporting by Development Stage Enterprises”.

F7

CLARIDGE VENTURES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

Year Ended July 31, 2009

Start-up Expenses

The Company has adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-up Activities," which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception (May 7, 2008) to July 31, 2009.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity or remaining maturity at the date of purchase of three months or less to be cash equivalents. At July 31, 2009 the Company did not have any cash equivalents.

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

F8

CLARIDGE VENTURES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

Year Ended July 31, 2009

Net Income (Loss) Per Share

SFAS 128 "Earnings per Share” requires dual presentation of basic earnings per share (EPS) and diluted EPS on the face of all income and loss statements. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. At July 31, 2009, the Company had no outstanding stock options, warrants and other convertible securities; accordingly, only basic EPS is presented.

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

The company accounts for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. Our Level 1 non-derivative investments primarily include domestic and international equities, U.S. treasuries, exchange-traded mutual funds, and agency securities. Our Level 1 derivative assets and liabilities include those traded on exchanges.

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. Our Level 2 non-derivative investments consist primarily of corporate notes and bonds, foreign government bonds, mortgage-backed securities, commercial paper, and certain agency securities. Our Level 2 derivative assets and liabilities primarily include certain over-the-counter options, futures, and swap contracts.

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. Our Level 3 non-derivative assets primarily comprise investments in certain corporate bonds. We value these corporate bonds using internally developed valuation models, inputs to which include interest rate curves, credit spreads, stock prices, and volatilities. Unobservable inputs used in these models are significant to the fair values of the investments. Our Level 3 derivative assets and liabilities primarily comprise

F9

CLARIDGE VENTURES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

Year Ended July 31, 2009

derivatives for foreign equities. In certain cases, market-based observable inputs are not available and we use management judgment to develop assumptions to determine fair value for these derivatives.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of July 31, 2009 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

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

Concentration of Credit Risk

The Company maintains its cash accounts in one commercial bank. The Company's cash accounts are in a business checking account in a high quality financial institution.

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

F10

CLARIDGE VENTURES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

Year Ended July 31, 2009

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

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the Financial Accounting Standards Board issued Statement “FASB” issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”).  SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This statement had an impact on the Company’s financial statements since all references to authoritative accounting literature have been referenced in accordance with SFAS No. 168.

Subsequent Events

In May 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”) This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009. The Company has adopted SFAS No. 165 and it did not have a material effect on its consolidated financial statements.

Interim Disclosure about Fair Value of Financial Instruments

In April 2009, the FASB issued FASB Staff Position “FSP” No. SFAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amends SFAS No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements.  The FSP also amends Accounting Principles Board Opinions “APB Opinion” No. 28 to require those disclosures in summarized financial information at interim reporting periods. This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company has adopted “FSP” No. SFAS 107-1 and APB 28-1 and it did not have a material effect on its consolidated financial statements.

F11

CLARIDGE VENTURES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

Year Ended July 31, 2009

Determination of the Useful Life of Intangible Assets

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company adopted FSP FAS No. 142-3 and it did not have a material effect on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company adopted SFAS No. 161 and it did not have a material effect on its consolidated financial statements.

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

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS No. 141(R) will have on its consolidated results of operation and financial condition.

F12

CLARIDGE VENTURES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

Year Ended July 31, 2009

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS No. 160).  This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date.  The Company is unable at this time to determine the effect that its adoption of SFAS No. 160 will have on its consolidated results of operations and financial condition.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115” (SFAS No. 159), which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company adopted SFAS No. 159, and it did not have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which a company measures its assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and has been adopted by the Company at the date of its inception. The Company adopted SFAS 157 and it did not have a material effect on its operations and financial condition.

F13

CLARIDGE VENTURES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

Year Ended July 31, 2009

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

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109".  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company has adopted this on the date of its inception.   The adoption of FIN 48 did not have a material effect on the Company’s operations and financial condition and is not currently in a position.

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

NOTE 4 – INCOME TAXES

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. A valuation allowance of 100% of the deferred tax assets was made; there are no deferred taxes as of June 30, 2009. There was no income tax expense for the years ended June 30, 2009 and 2008 due to the Company’s net losses.

The Company’s tax benefit differs from the “expected” tax benefit for the years ended June 30, 2009 and 2008, which is (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

F14

CLARIDGE VENTURES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

Year Ended July 31, 2009

Considering the Effects of Prior Year Misstatements

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”.   SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company'sbalance sheet and statement of operations and the related financial statement disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our financial statements.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109".  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company has adopted this on the date of its inception.   The adoption of FIN 48 did not have a material effect on the Company’s operations and financial condition and is not currently in a position.

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

NOTE 4 – INCOME TAXES

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. A valuation allowance of 100% of the deferred tax assets was made; there are no deferred taxes as of June 30, 2009. There was no income tax expense for the years ended June 30, 2009 and 2008 due to the Company’s net losses. The Company’s tax benefit differs from the “expected” tax benefit for the years ended June 30, 2009 and 2008, which is (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

F15

CLARIDGE VENTURES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

Year Ended July 31, 2009

	April 14, 2004 (inception) Through June 30, 2009	April 14, 2004 (inception) Through June 30, 2008
Computed “expected” tax benefit	$28,287	14,563
Less; benefit of operating loss carryforwards	28,287	14,563
	$-	-

The effects of temporary differences that gave rise to deferred tax assets at June 30, 2009 and 2008 are as follows:

	2009	2008
Current	$-	-
Non-current	13,724	14,563
Total gross deferred tax assets	13,724	14,563
Less valuation allowance	(13,724)	(14,563)
Net deferred tax assets	$-	-

The Company has a net operating loss carryforward of $13,724 available to offset future taxable income through 2020.

NOTE 5- EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock.  This calculation is not done for periods in a loss position as this would be antidilutive.  As of June 30, 2009, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.  The information related to basic and diluted earnings per share is as follows:

F16

CLARIDGE VENTURES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

Year Ended July 31, 2009

Ended June 30,
	2009	2008
Numerator:
Continuing operations:
Income from continuing operations	($ 40,364 )	($ 42,833)
Effect of dilutive convertible debt	--	--
Total	($ 40,364)	($ 42,833)

Discontinued operations
Loss from discontinued operations	--	--

Net income (loss)	($ 40,364)	($ 42,833)

Denominator:
Weighted average number of shares outstanding – basic and diluted	8,285,000	$ 0.00

EPS:
Basic:
Continuing operations	$ 0.00	$ 0.00
Discontinued operations	0.00	0.00
Net income/(loss)	$ 0.00	$ 0.00

Diluted
Continuing operations	$ 0.00	$ 0.00
Discontinued operations	0.00	0.00
Net income/(loss)	$ 0.00	$ 0.00

NOTE 6 –EQUITY

The Company has received share subscriptions from a total of 39 individuals between May 7, 2008 and July 31, 2008. 5,000,000 shares were purchased at $0.001 by two individual for total proceeds of $5,000; 3,285,000 shares were purchased at $0.02 by 37 individuals for a total proceeds received by the company of $65,700.

Common stockholders are entitled to 1 vote per common share held. There are no special rights or privileges afforded to common share holders

NOTE 7 – RELATED PARTIES

As mentioned in Note 6 above 5,000,000 shares were purchased at $0.001 by two individuals for total proceeds of $5,000. These individuals are the Directors and officers of the Company.

F17

: ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There has been no changes in or disagreements with our principal independent accountants. However, our principal independent accountants.

We have engaged Jewett, Schwartz, Wolfe and Associates as our independent auditors since July 2008.

 During the years ended July 31, 2009 and 2007 and subsequent to July 31, 2009 through to the date hereof, neither we, nor anyone on our behalf, has consulted with Jewett, Schwartz , Wolfe and Associates regarding the application of accounting principles to a specified transaction, whether completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has Jewett, Schwartz , Wolfe and Associates provided to us a written report or oral advice regarding such principles or audit opinion or any matter that was the subject of a disagreement or any reportable events as set for in Item 304(a)(3) of Regulation S-X.

ITEM 9A.                 CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the year ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                 OTHER INFORMATION.

We have not filed items on Form 8K During the fiscal year ending July 31, 2009

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their age and titles are as follows:

Name	Age	Position
Kenneth Edmundson	45	President, and Director
Robert Edmundson	49	Secretary Treasurer andDirector

Set forth below is a brief description of the background and business experience of our officers and directors:

Kenneth Edmundson

Mr. Edmundson has acted as our President, Chief Executive Officer, Chief Financial officer and Director since our inception on May 7, 2008. Mr. Edmundson is currently employed by Wealthstreet Inc. a Calgary based Private Investment and Financial Company where his focus was on Private Equity Investments sales. Mr. Edmundson’s background includes, 11 years of Retail Management, which included 8 years with Sport Mart Inc, which is now a division of The Forzani Group of Companies. He started in Store Management moving to Senior Management, building the company from 2 to 20 locations in Western Canada. From there Mr. Edmundson moved to the Investment Industry where he spent 8 years as an Investment Advisor with Canaccord Capital and Raymond James Ltd. in Calgary, Alberta.

Robert Edmundson

Mr. Edmundson has acted as our Secretary, Treasurer, and Chief accounting Officer and Director since our inception on May 7, 2008.  Mr. Edmundson is currently employed by the Murray Auto Group. Prior to his current employment he was with MTS Allstream Inc. in various positions for more than 23 years. During his tenure he managed sales and corporate relationships including Manager of Municipal Affairs/ 9-1-1 Service. Mr. Edmundson also holds a two year certificate in Business Administration from Assiniboine College.

Given that our directors have no previous experience in mineral exploration or operating a mining and exploration company, our directors also lack accounting credentials, they intend to perform their job for us by engaging consultants who have experience in the areas where they are lacking. Our directors are also studying information about our industry to familiarize themselves with our business.

TERM OF OFFICE

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our Bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

SIGNIFICANT EMPLOYEES

We have no significant employees other than our officers and directors.

AUDIT COMMITTEE

We are not a listed issuer and as such our Board of Directors is not required to maintain a separately-designated standing audit committee. As a result, our entire Board of Directors acts as our audit committee. Our sole director does not meet the definition of an “audit committee financial expert.” We believe that the cost related to appointing a financial expert to our Board of Directors at this time is prohibitive.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, other than as described below, no other reports were required for those persons. We believe that, during the year ended July 31, 2009, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 11.   EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-X during the fiscal year ended July 31, 2009:

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualifie d Deferred Compen- sation Earnings ($)	All Other Compen -sation ($)	Total ($)
K Edmundson President,	2008 2009	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0
R. Edmundson Sec/ Treas	2008 2009	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

As at our year ended July 31, 2009, we did not have any outstanding equity awards.

EMPLOYMENT CONTRACTS

We have no employment contracts, termination of employment or change-in-control arrangements with any of our executive officers or directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 13, 2009 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND EXECUTIVE OFFICERS
Common Stock	Kenneth Edmundson	3,000,000 Direct	36.22%
Common Stock	Robert Edmundson	2,000,000 Direct	24.14%
Common Stock	All Directors and Executive Officers as a Group (2 people)	5,000,000	60.36%
5% STOCKHOLDERS
Common Stock	Kenneth Edmundson Robert Edmundson	3,000,000 Direct 2,000,000	60.36%

                                                                             20

|

Notes:
(1)

Based on 8,285,000shares of our common stock issued and outstanding as of November 13, 2009,. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 31, 2009

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

(i)	Any of our directors or officers;
(ii)	Any person proposed as a nominee for election as a director;
(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
(iv)	Any of our promoters; and
(v)	Any relative or spouse of any of the foregoing persons who has the same house as such person.

Director Independence

Quotations for our common stock are entered on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.

ITEM 14.         PRINCIPAL AND ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended July 31, 2009 and 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended July 31, 2009	Year Ended April 30, 2008
Audit Fees	$7,500	$7,500
Audit Related Fees	8,300	8,300
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$15,800	$15,800

ITEM 15.                    EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	Purchase Agreement between David Bending and Claridge Ventures, Inc..(1)

Exhibit
Number	Description of Exhibits

14.1	Code of Ethics. (2)

31.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form S-1originally filed on September 10, 2008 as amended.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARIDGE VENTURES, INC..

Date:	November 13, 2009	By:	/s/ Kenneth Edmundson

President, Treasurer
(Principal Executive Officer
and Principal Accounting Officer)
/s/ Robert Edmundson
Date:	November 13, 2009	By:	Robert Edmundson
Secretary Treasurer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	November 13, 2009	By:	/s/ Kenneth Edmundson

President, Treasurer
(Principal Executive Officer
and Principal Accounting Officer) Director

/s/ Robert Edmundson
Date:	November 13, 2009	By:	Robert Edmundson
Secretary Treasurer and Director