Form 10-K/A
period 2009-07-31
Claridge Ventures, Inc.
filed 2009-12-10
CIK 1442853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)

[X] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended July 31, 2009

[   ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _______________ to _______________

COMMISSION FILE NUMBER: 000-53438

CLARIDGE VENTURES, INC.

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

General

Our authorized capital stock consists of 100,000,000 shares of common stock, with a par value of $0.001 per share, and 10,000,000 shares of preferred stock, with a par value of $0.001 per share. As of December 10, 2009, there were 8,285,000 shares of our common stock issued and outstanding. We have not issued any shares of preferred stock.

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

ITEM 9A.                 CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that our disclosure control objectives are achieved. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are ineffective at providing this reasonable level of assurance as of the period covered, due to the fact that we have only one officer and director. In the future the company will endeavor to add another director with sufficient SEC and accounting related expertise, to provide adequate segregation of duties and financial accounting and reporting controls, which currently are significant deficiencies in our internal control. There were no changes in our internal control over financial reporting during the year ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 10, 2009 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

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

                                                                             20

|

Notes:
(1)

Based on 8,285,000shares of our common stock issued and outstanding as of December 10, 2009,. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 31, 2009

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

CLARIDGE VENTURES, INC..

Date:	December 10, 2009	By:	/s/ Kenneth Edmundson

President, Treasurer
(Principal Executive Officer
and Principal Accounting Officer)
/s/ Robert Edmundson
Date:	December 10, 2009	By:	Robert Edmundson
Secretary Treasurer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 10, 2009	By:	/s/ Kenneth Edmundson

President, Treasurer
(Principal Executive Officer
and Principal Accounting Officer) Director

/s/ Robert Edmundson
Date:	December 10, 2009	By:	Robert Edmundson
Secretary Treasurer and Director