Form 10-Q
period 2010-01-31
Claridge Ventures, Inc.
filed 2010-03-19
CIK 1442853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended January 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 31, 2010, the Issuer had 8,285,000 Shares of
Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ¨ No x

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended January 31, 2010 are not necessarily indicative of the results that can be expected for the year ending July 31, 2009.

As used in this Quarterly Report, the terms "we", "us", "our", the “Company” and “Claridge” mean Claridge Ventures, Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

CLARIDGE VENTURES, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	January 31,	July 31,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash	-	3
TOTAL CURRENT ASSETS	-	3

TOTAL ASSETS	$ -	$ 3

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Accounts payable and accrued expenses	17,500	12,500
Bank Overdraft	18
TOTAL CURRENT LIABILITIES	17,518	12,500

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' (DEFICIT) EQUITY:
	8,285	8,285
Paid in capital	62,415	62,415
Accumulated deficit	(88,242)	(83,197)

TOTAL SHAREHOLDERS' (DEFICIT) EQUITY	(17,518)	(12,497)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY	$ -	$ 3

CLARIDGE VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three	For the Three	For the Six	For the Six	For the Period
	Months Ended	Months Ended	Months Ended	Months Ended	from May 7,
	January 31,	January 31,	January 31,	January 31,	2008 (Inception) to
	2010	2009	2010	2009	January 31, 2010

REVENUES	$ -	$ -			$ -

Cost of operations	-	-			-

GROSS PROFIT	-	-			-

OPERATING EXPENSES
General and administrative expenses	2,518	9,751	$ 5,045	$ 27,910	36,742
Consulting	-		-	30,000	30,000
Impairment loss on mineral property costs	-	-	-	21,500	21,500

Total operating expenses	2,518	9,751	5,045	57,910	88.242

Loss from continuing operations
before provision for income taxes	-				-

Provision for income taxes	-

NET LOSS	$ (2,,518)	$ (9,751)	(5,045)	(57,910)	$ (88,242)

Weighted average common shares outstanding - basic and diluted	8,285,000	8,285,000	8,285,000	8,285,000

Net loss per share-basic and diluted	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

CLARIDGE VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three	For the Three	For the Period
	Months Ended	Months Ended	from May 7,
	January 31,	January 31,	2008 (Inception) to
	2010	2009	January 31, 2010
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$ (5,045)	$ (57,910)	$ (88,242)
Adjustments to reconcile net loss to net cash
Impairment loss on mineral property costs	-	21,500	21,500
Changes in assets and liabilities:
Accounts payable and accrued expenses	5,045	-	17,500

NET CASH USED IN OPERATING ACTIVITIES	(5,045)	(36,410)	(49,242)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of mineral rights	-	-	(21,500)
NET CASH USED BY INVESTING ACTIVITIES	-	-	(21,500)

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	-	-	-
Net proceeds from subscriptions receivable	-	-	70,700
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	70,700

(Decrease) Increase in Cash and Cash Equivalents	(5,045)	(36,410)	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	12,789	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ -	$ 3,,039	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements

CLARIDGE VENTURES, INC.

(An Exploration Stage Company)

January 31, 2010

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

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of January 31, 2010 the Company had $0 in cash and accumulated net losses of $88,242 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as maybe required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

Operating results for the three months ended January 31, 2010 are not necessarily indicative of the results that can be expected for the year ended July 31, 2009.

CLARIDGE VENTURES, INC.

(An Exploration Stage Company)

January 31, 2010

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

Start-up Expenses

The Company has adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-up Activities," which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception (May 7, 2008) to January 31, 2010.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity or remaining maturity at the date of purchase of three months or less to be cash equivalents.  At January 31, 2010 the Company did not have any cash equivalents.

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

January 31, 2010

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

Net Income (Loss) Per Share

SFAS 128 "Earnings per Share” requires dual presentation of basic earnings per share (EPS) and diluted EPS on the face of all income and loss statements. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. At January 31, 2010, the Company had no outstanding stock options, warrants and other convertible securities; accordingly, only basic EPS is presented.

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

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of January 31, 2010 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

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

January 31, 2010

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

                                                              January 31, 2010

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

January 31, 2010

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

FAS 123(R)

FAS 123(R) was issued on January 10, 2006.  The FSP  provides  that instruments  that were  originally  issued  as  employee  compensation  and then  modified, and that modification is made to the terms of the instrument solely to reflect an equity  restructuring  that  occurs  when the  holders  are no longer employees, then no change in the recognition or the measurement (due to a change in  classification)  of those  instruments  will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic  value to the exercise price of the award is preserved,  that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in  contemplation  of an equity  restructuring;  and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner.

The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP January 10, 2006, which is the date posted to the FASB website.  The Company does not expect the adoption of FSP FAS 123(R) to have a material impact on its results of operations and financial condition.

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

January 31, 2010

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

January 31, 2010

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

January 31, 2010

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

Our total expenditures over the next twelve months are anticipated to be approximately $51,322 Our cash on hand as of January 31, 2010 is $0

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At January 31, 2010	At July 31, 2009
Current Assets	0	$3
Current Liabilities	!7,518	12,500
Working Capital (Deficit)	$(17,518)	$(12,497)

Cash Flows

Six Months Ended January 31, 2010

Cash Flows from (used in) Operating Activities	(5,045)
Cash Flows from (used in) Investing Activities	-
Cash Flows from (used in) Financing Activities	-
Net Increase (decrease) in Cash During Period	(5,045)

The decline in our working capital surplus at January 31, 2010 from the period ended July 31, 2009 is reflective of the current state of our business development, primarily due to the increase in our professional fees paid in connection with preparing and filing our Registration Statement on Form S-1and the decrease in operating expenses associated with our continuing reporting obligations under the Securities and Exchange Act of 1934.

As of, January 31, 2010, we had cash on hand of $0. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended July 31, 2009, that there is substantial doubt that we will be able to continue as a going concern.

Future Financings

We have incurred a net loss of $88,242 for the period from May 7, 2008 (inception) to January 31, 2010 and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at January 31, 2010 and for all periods presented in the attached financial statements, have been included. Interim results for the three month and three-month period ended January 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

RISKS AND UNCERTAINTIES

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe there is substantial doubt about our ability to continue as a going concern

We have incurred a net loss of $88,242 for the period from (inception) to January 31, 2010, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, our business will fail

Our current operating funds are insufficient to complete the proposed exploration program; however, they will be insufficient to complete the full exploration of the mineral claims and begin mining efforts should the mineral claims prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of January 31, 2010, we had cash in the amount of $0. We currently do not have any operations and we have no income. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claims. We require additional financing to complete and proceed past Phase II of our exploration program. We may also require additional financing if the costs of the exploration of our mineral claims are greater than anticipated. We may also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and metals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

REPORTS ON FORM 8-K

On November  30, 2009 the Board of Directors of the registrant passed unanimously a resolution authorizing a share dividend to the shareholders of record holding common shares on  November  30, 2009, on a basis of seven additional shares for every share held  (7 – 1) bringing the total common shares issued and outstanding to 58,299,500.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARIDGE VENTURES, INC.

March 19, 2010	By:	/s/ Kenneth Edmundson
Kenneth Edmundson
Chief Executive Officer, Chief Financial Officer President, and Director
(Principal Executive Officer
and Principal Accounting Officer)