Form 10-Q/A
period 2009-10-31
Claridge Ventures, Inc.
filed 2012-02-09
CIK 1442853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Transitional Small Business Disclosure Format (check one): Yes ? No x

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

CLARIDGE VENTURES, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	October 31,	July 31,
	2009	2009
ASSETS

CURRENT ASSETS:
Cash	0	3

TOTAL CURRENT ASSETS	-	3
TOTAL ASSETS	$ -	$ 3
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Accounts payable and accrued expenses	12,503	12,500
Bank Overdraft	24
TOTAL CURRENT LIABILITIES	12,527	12,500

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' (DEFICIT) EQUITY:
	8,285	8,285
Paid in capital	62,415	62,415
Accumulated deficit	(83,224)	(83,197)

TOTAL SHAREHOLDERS' (DEFICIT) EQUITY	(12,527)	(12,497)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY	$ -	$ 3

CLARIDGE VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the Three	For the Three	For the Period
	Months Ended	Months Ended	from May 7,
	October 31,	October 31,	2008 (Inception) to
	2009	2008	October 31, 2009

REVENUES	$ -	$ -	$ -

Cost of operations	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
General and administrative expenses	24	6,328	31,724
Consulting	-	15,000	30,000
Impairment loss on mineral property costs	-	-	21,500

Total operating expenses	(24)	(21,328)	(83,224)

Loss from continuing operations
before provision for income taxes	-		-

Provision for income taxes	-		-

NET LOSS	$ (24)	$ (21,328)	$ (83,224)

Weighted average common shares outstanding - basic and diluted	8,285,000	8,285,000	-

Net loss per share-basic and diluted	$ -	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements

CLARIDGE VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Three	For the Period	For the Period
	Months Ended	from May 7,	from May 7,
	October 31,		2008 (Inception) to
	2009	October 31, 2008	October 31, 2009
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$ (27)	$ (21,328)	$ (83,224)
Adjustments to reconcile net loss to net cash
Impairment loss on mineral property costs	-		21,500
Changes in assets and liabilities:
Accounts payable and accrued expenses	27	(1,250)	12,500

NET CASH USED IN OPERATING ACTIVITIES	(27)	(22,578)	(49,224)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of mineral rights	-		(21,500)
NET CASH USED BY INVESTING ACTIVITIES	-		(21,500)

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	-	-	-
Net proceeds from subscriptions receivable	-		70,700
NET CASH PROVIDED BY FINANCING ACTIVITIES	-		70,700

(Decrease) Increase in Cash and Cash Equivalents	27	(22,578)	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3	35,367	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ (24)	$ 12,789	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements

CLARIDGE VENTURES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

                                                         October 31, 2009

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Claridge Ventures, Inc. (the "Company") was incorporated in the State of Nevada on May 7, 2008. The Company was organized to develop and explore mineral properties in the State of Nevada.

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in United States (US) dollars. The Company has not produced any revenue from its principal business and is a exploration stage company. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of these financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Impaired Asset Policy

The Company tests its assets for recoverability whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable, which includes comparing the carrying amount of a long-lived asset to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss would be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. For the Company's mining claims, this test includes examining the discounted and undiscounted cash flows associated with value beyond proven and probable reserves, in determining whether the mining claim is impaired.

Start-up Expenses

The Company expenses costs associated with start-up activities as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on May7, 2008 to October 31, 2009.

Foreign Currency Translation

The Company’s functional and reporting currency is the US dollar as substantially all of the Company’s operations are in United States.

CLARIDGE VENTURES,, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

                                                        October 31, 2009

(Unaudited)

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income statement account in Stockholder’s Equity, if applicable.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  If applicable, exchange gains and losses are included in other items on the Statement of Operations.

Basic and Diluted Loss Per Share

The Company computes basic loss per share by dividing the net loss by the weighted average common shares outstanding during the period. There are no potential common shares; accordingly, diluted and basic loss per share amounts are the same.

Fair Value of Financial Instruments

The Company’s only financial instruments are cash. Due to the short maturities of these financial instruments, their fair value approximates their carrying value.

Income Taxes

Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. The Company has cumulative net losses of $50,136 as of October 31, 2009, with an approximate deferred tax asset of $17,500 that has been fully offset by a valuation allowance. The net operating losses expire 20 years from the date incurred.

Recent Authoritative Pronouncements

The Company does not expect that the adoption of any recent accounting standards to have a material impact on its financial statements.

NOTE 3 –MINERAL PROPERTY ACQUISITION AND EXPLORATION COST

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

CLARIDGE VENTURES,, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

                                                         October 31, 2009

(Unaudited)

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company has issued common shares to  a total of 39 individuals between May 7, 2008 and July 31, 2008. 5,000,000 shares were purchased at $0.001 by two individual for total proceeds of $5,000; 3,285,000 shares were purchased at $0.02 by 37 individuals for a total proceeds received by the company of $65,700..

NOTE 5 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of October 31, 2009 the Company had  incurred accumulated losses since inception of $83,224 The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to establish profitable operations.

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

Our total expenditures over the next twelve months are anticipated to be approximately $83,224 Our cash on hand as of October 31, 2009 is $0

We do not have sufficient cash on hand to pay the costs of our proposed exploration program and to fund our operations for the next twelve months. We also require additional financing in order to proceed with any additional work beyond Phase I of our exploration program.

We presently do not have any arrangements for additional financing for exploration work beyond Phase I of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase II of our exploration program.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At October 31, 2009	At July 31, 2009
Current Assets	0	$3
Current Liabilities	12,527	12,500
Working Capital (Deficit)	$(12,527)	$(12,497)

Cash Flows

Three Months Ended October 31, 2009

Cash Flows from (used in) Operating Activities	(27)
Cash Flows from (used in) Investing Activities	-
Cash Flows from (used in) Financing Activities	-
Net Increase (decrease) in Cash During Period	(27)

The decline in our working capital surplus at October 31, 2009 from the period ended July 31, 2009 is reflective of the current state of our business development, primarily due to the decrease in our professional fees paid, due to lack of available funding,  in connection with our planned exploration program.

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

Future Financings

We have incurred a net loss of $83,224 for the period from May 7, 2008 (inception) to October 31, 2009 and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities.

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

RISKS AND UNCERTAINTIES

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe there is substantial doubt about our ability to continue as a going concern

We have incurred a net loss of $88,242 for the period from (inception) to October 31, 2009, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern.

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

none

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARIDGE VENTURES, INC.

February 8, 2012	By:	/s/ Kenneth Edmundson
Kenneth Edmundson
Chief Executive Officer, Chief Financial Officer President, and Director
(Principal Executive Officer
and Principal Accounting Officer)