Form 10-Q/A
period 2010-01-31
Claridge Ventures, Inc.
filed 2012-02-09
CIK 1442853

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

	January 31,	July 31,
	2010	2009

ASSETS

CURRENT ASSETS:
Cash	0	3

TOTAL CURRENT ASSETS	-	3

TOTAL ASSETS	$ -	$ 3

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Accounts payable and accrued expenses	12,560	12,500
Bank Overdraft	18
TOTAL CURRENT LIABILITIES	12,578	12,500

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' (DEFICIT) EQUITY:
	8,285	8,285
Paid in capital	62,415	62,415
Accumulated deficit	(83,275)	(83,197)

TOTAL SHAREHOLDERS' (DEFICIT) EQUITY	(12,578)	(12,497)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY	$ -	$ 3

CLARIDGE VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three	For the Three	For the Six	For the Six	For the Period
	Months Ended	Months Ended	Months Ended	Months Ended	from May 7,
	January 31,	January 31,	January 31,	January 31,	2008 (Inception) to
	2010	2009	2010	2009	January 31, 2010

REVENUES	$ -	$ -	$ -	$ -	$ -

Cost of operations	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
General and administrative expenses	51	(9,751)	78	36,410	31,775
Consulting	-	-	-	15,000	30,000
Impairment loss on mineral property costs	-	-	-	-	21,500

Total operating expenses	51	(9,751)	(78)	(21,328)	83,275

Loss from continuing operations
before provision for income taxes	-				-

Provision for income taxes	-				-

NET LOSS	$ 51	$ (9,751)	$ (78)	$ (21,328)	$ (83,275)

Weighted average common shares outstanding - basic and diluted	8,285,000	8,285,000	8,285,000	8,285,000	-

Net loss per share-basic and diluted	$ -	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements

CLARIDGE VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six	For the Six	For the Period
	Months Ended	Months Ended	from May 7,
	January 31,	January 31,	2008 (Inception) to
	2010	2009	January 31, 2010
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$ 78	$ (36,410)	$ 83,275
Adjustments to reconcile net loss to net cash
Impairment loss on mineral property costs	-	21,500	21,500
Changes in assets and liabilities:
Accounts payable and accrued expenses	75	-	12,575

NET CASH USED IN OPERATING ACTIVITIES	(78)	57,910	(49,200)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of mineral rights	-	(21,500)	(21,500)
NET CASH USED BY INVESTING ACTIVITIES	-	(21,500)	(21,500)

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	-	70,700	-
Net proceeds from subscriptions receivable	-	-	70,700
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	70,700	70,700

(Decrease) Increase in Cash and Cash Equivalents	78	57,910	70,778

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3	70,700	70,700

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ (75)	$ 12,790	$ (78)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements

CLARIDGE VENTURES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

                                                         January 31, 2010

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

Start-up Expenses

The Company expenses costs associated with start-up activities as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on May7, 2008 to January 31, 2010.

Foreign Currency Translation

The Company’s functional and reporting currency is the US dollar as substantially all of the Company’s operations are in United States.

CLARIDGE VENTURES,, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

                                                        January 31, 2010

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

Income Taxes

Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. The Company has cumulative net losses of $83,275 as of January 31, 2010, with an approximate deferred tax asset of $28,313 that has been fully offset by a valuation allowance. The net operating losses expire 20 years from the date incurred.

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

                                                         January 31, 2010

(Unaudited)

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company has issued common shares to  a total of 39 individuals between May 7, 2008 and July 31, 2008. 5,000,000 shares were purchased at $0.001 by two individual for total proceeds of $5,000; 3,285,000 shares were purchased at $0.02 by 37 individuals for a total proceeds received by the company of $65,700..

NOTE 5 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of January 31, 2010 the Company had  incurred accumulated losses since inception of $83,275 The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to establish profitable operations.

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

Current State of Exploration

We have not commenced Phase 1 of our exploration program of the Pyramid Prospect, we are currently making arrangements with Mr. Bending to proceed with Phase 1 of the Issuer’s exploration program and anticipate having Phase 1 completed on or before September 30, 2010. With respect to the other Phases of the Issuer’s exploration program these are scheduled for later 2010 and 2011 if the results of previous exploration phases warrant further exploration.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At January 31, 2010	At July 31, 2009
Current Assets	0	$3
Current Liabilities	12,578	12,500
Working Capital (Deficit)	$(12,578)	$(12,497)

Cash Flows

Six Months Ended January 31, 2010

Cash Flows from (used in) Operating Activities	(78)
Cash Flows from (used in) Investing Activities	-
Cash Flows from (used in) Financing Activities	-
Net Increase (decrease) in Cash During Period	(78)

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

Future Financings

We have incurred a net loss of $83,275 for the period from May 7, 2008 (inception) to January 31, 2010 and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities.

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

RISKS AND UNCERTAINTIES

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe there is substantial doubt about our ability to continue as a going concern

We have incurred a net loss of $83,275 for the period from (inception) to January 31, 2010, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern.

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

REPORTS ON FORM 8-K

On November  30, 2009 the Board of Directors of the registrant passed unanimously a resolution authorizing a share dividend to the shareholders of record holding common shares on  November  30, 2009, on a basis of seven additional shares for every share held  (7 – 1) bringing the total common shares issued and outstanding to 58,299,500.  To date no action has been taken with respect to this share dividend

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARIDGE VENTURES, INC.

February 9, 2012	By:	/s/ Kenneth Edmundson
Kenneth Edmundson
Chief Executive Officer, Chief Financial Officer President, and Director
(Principal Executive Officer
and Principal Accounting Officer)