Form 10-K
period 2010-07-31
Claridge Ventures, Inc.
filed 2012-03-20
CIK 1442853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended July 31, 2010

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

CLARIDGE VENTURES, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JULY 31, 2010

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

                                                                                            2

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

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. If the exploration activities require the falling of timber, then either a free use permit or a license to cut must be issued by the BLM. Items such as waste approvals may be required from the State of Nevada if the proposed exploration activities are significantly large enough to warrant them. Waste approvals refer to the disposal of rock materials removed from the earth which must be reclaimed. An environmental impact statement may be required.

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

ITEM 1A.               RISK FACTORS

The Company's former Independent Registered Public Accounting Firm that audited the Company's  Financial Statements from Inception May 7, 2008 to July 31, 2009, including July 31, 2009 has ceased operations and has not re-issued the report that appears in the Company's July 31, 2010 annual report on Form 10-K.

Because our former Independent Registered Public Accounting Firm has ceased operations and has not re-issued the report that appears in the Company's July 31, 2010 annual report on Form 10-K,  is a copy and investors have substantial risk associated with the reliance of the report and previously issued financial statements by the Company's former Independent Registered Public Accounting Firm and may not be able to recover their investment in whole or in part. Additionally, the Company does not purport or disclaim any liability for the company's financial statements and are solely responsible for the content of the financial statements.

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

ITEM 2.        PROPERTIES.

Our executive offices are located at Suite 2106-24 Hemlock Crescent SW                            Calgary, Alberta T3C 2Z1.

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

Market Information

Our shares of common stock commenced trading on the OTC Bulletin Board under the symbol “CLRV”. Our shares became eligible for quotation on the OTC Bulletin Board in May 2009, the high and low bid information for our common stock for the year ended July31, 2010 is:

Year ended July31, 2010	HIGH ($)	LOW ($)
	$0	$0

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

Recent Sales Of Unregistered Securities

There have been no recent sales of Unregistered Securities

ITEM 6.   SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

Exploration Plan

Our plan of operation for the foreseeable future is to complete the following objectives within the time periods specified, subject to our obtaining any additional funding necessary for the continued exploration of our mining claims. We do not have enough funds to complete our exploration program which we would plan to start in the fall of 2010, if the results of our Phase One and Phase Two exploration programs are encouraging. The following is a brief summary of our four phase exploration program:

The next anniversary date of our mining claims is August 31, 2010. In order to keep the claims in good standing we must perform and register exploration work with the State of Nevada of at least $2,880 on our mining claims as recommended by our consulting Geologist, we plan to conduct the first phase of our four phase exploration program starting in September or October, 2010. This Phase One exploration program is expected to cost approximately 8,500. A Geologist and assistant will cover the property taking rock, soil and stream sediment samples then ship to a laboratory for assay. The results obtained during the Phase One exploration program will be assembled, interpreted and we will review the results.

1.

With respect to our Phase Two program, our consulting geologist has indicated that we should budget approximately $22,022 for our Phase Two program. Our Phase two program is scheduled to proceed Between May 1, 2011 and July 31, 2011 A field crew will mobilize onto our claims, survey the claims and perform mapping and sampling (both soil And rock) and then demobilize from the area.

2.

In the case of our Phase Two program, the results obtained during the Phase Two program will be assembled, interpreted and we will review the results of the Phase Two program. We will then engage our consulting geologist to interpret the results of Phase Two and develop a summary report.

3.

If the Phase Three program were to proceed, our consulting Geologist has indicated that we should budget approximately $67,144 for our Phase three program. If we proceed with a Phase Three program we would do so between August 1, 2011 and October 31, 2011 A field crew will mobilize onto our claims and perform a significant amount of trenching, mapping  VLF-EM and Magnetometer surveys to define mineralized targets and detailed sampling.

4.

In the case that the Phase Four program takes place, the results obtained during the Phase     Three program will be assembled, interpreted and we will review the results of the Phase three program. We will engage our consulting geologist to interpret the results of Phase Three and develop a summary report. At this stage we will have a significantly better understanding of any mineralization on our claims and be in a position to commence Diamond Drilling in 2012.

As at July31, 2010 we had a cash balance of $0.If the results of the, we will have to raise additional funds starting immediately in order to commence our exploration program.

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

We may consider entering into a joint venture partnership by linking with a major resource company to provide the required funding to complete our Phase Three exploration program. We have not undertaken any efforts to locate a joint venture partner for Phase Three. If we enter into a joint venture arrangement, we will assign a percentage of our interest in our mining claims to the joint venture partnerbased on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that very few mining claims in the exploration stage ultimately develop into producing, profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside of our control. These factors include, but are not limited to:

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
Sample and Materials Transportations 50 50 2500
Field Vehicles 120 40 4800
Compilation and Data Input 700 20 14000
Report Preparation, Drafting and Copying, Communications 5000 1 5000
Subtotal 30630
Contingency 10% 30630
BUDGET PHASE IV 336930

RESULTS OF OPERATIONS

Summary of Year End Results
	Year Ended July 31
	2010	2009
Revenue	$--	$--
Expenses	(1,085)	(40,364)
Net Comprehensive Loss	$(1,085)	$(40.364)

Revenues

We have not earned any revenues to date and we do not anticipate earning any revenues in the near future. We are an exploration stage company and presently are seeking other business opportunities.

The Company’s expenses are primarily a result of the increase exploration costs associated with our mineral exploration activities.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
	At July 31, 2010	At July31, 2010, 2008
Current Assets	$0	$3
Current Liabilities	(13,582)	(12,500)
Working Capital (Deficit)	$(13,582)	$(12,497)

Cash Flows
	Year Ended	Year Ended
	July 31, 2010	July 31, 2009,
Cash Flows used in Operating Activities	$(-)	$(35,364)
Cash Flows from (used in) Financing Activities	--	--
Foreign currency translation	--	--
Net Increase (Decrease) in Cash During Period	$(-)	$(35,364)

The decrease in our working capital at July 31, 2010 from our year ended July 31, 2009 is primarily a result of the fact that we had no revenue or sources of long-term financing during the year ended July 31, 2010.

As of July 31, 2010, we had cash on hand of $0. Since our inception, our sole sources of financing have been sales of our common stock. We have not attained profitable operations and our ability to pursue any future plan of operation is dependent upon our ability to obtain financing. For these reasons, our auditors stated in their report to our audited financial statements for the period ended July 31, 2010 that there is substantial doubt that we will be able to continue as a going concern.

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

ITEM 8. FINANCIAL STATEMENTS.

Index to Financial Statements:

Audited financial statements as of July31, 2010, including:

1.	Reports of Independent Registered Public Accounting Firm;*
2.	Balance Sheets as of July 31, 2010 and 2009;
3.	Statements of Operations for the years ended July 31, 2010 and 2009and for the period from inception on May 7, 2008 to July31, 2010;
4.	Statements of Cash Flows for the years ended July 31, 2010 and 2009 and for the period from inception on May 7, 2008 to July 31, 2010;
5.	Statement of Stockholders’ Equity (Deficiency) for the period from inception on May 7, 2008 through July 31, 2010; and
6.	Notes to Financial Statements.

Note: This report is a copy of a previously issued report of the Company's former Independent Registered Public Accounting Firm. The Company's former Independent Registered Public Accounting Firm has ceased operations and has not re-issued this report

Report of Independent Registered Public Accounting Firm

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

Jewett, Schwartz, Wolfe & Associates

/s/Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida

November 11, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Claridge Ventures, Inc.

We have audited the accompanying balance sheet of Claridge Ventures, Inc. as of July 31, 2010 , and the related statements of operations, stockholders’ equity and cash flows for the year then ended. Claridge Ventures, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Claridge Ventures, Inc. as of July 31, 2009 and for the year ended July 31, 2009 and for the period from the date of inception, May 7, 2008 to July 31, 2009 were audited by other auditors whose report dated November 11, 2009 expressed an unqualified opinion on those financial statements. The other auditors have ceased operations.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Claridge Ventures, Inc. as of July 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result for the outcome of this uncertainty

s/Madsen & Associates CPA’s, Inc. Madsen & Associates CPA’s, Inc.

Salt Lake City, Utah

March 7, 2012

CLARIDGE VENTURES, INC.
(An Exploration Stage Company)

BALANCE SHEETS

	July 31,	July 31,
	2010	2009

ASSETS

CURRENT ASSETS:
Cash	$ -	$ 3

TOTAL CURRENT ASSETS	-	3

TOTAL ASSETS	$ -	$ 3
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Accounts payable and accrued expenses	$ 13,582	$ 12,500

TOTAL CURRENT LIABILITIES	13,582	12,500
SHAREHOLDERS' (DEFICIT) EQUITY:

Common stock, .001 par value 100,000,000 shares authorized
8,285,000 shares issued and outstanding as of July 31, 2010 and 2009.	8,285	8,285
Paid in capital	62,415	62,415
Deficit Accumulated during the Exploration Stage	(84,282)	(83,197)

TOTAL SHAREHOLDERS' (DEFICIT) EQUITY	(13,582)	(12,497)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY	$ -	$ 3

F3

CLARIDGE VENTURES, INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	For the Year	For the Year	For the Period
	Ended	Ended	from May 7,
	July 31,	July 31,	2008 (Inception) to
	2010	2009	July 31, 2010

REVENUES	$ -	$ -	$ -

Cost of operations	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
General and administrative expenses	1,085	20,364	32,782
Consulting	-	20,000	30,000
Impairment loss on mineral property costs	-	-	21,500

Total operating expenses	1,085	40,364	84,282

Loss from continuing operations
before provision for income taxes	-	-	-

Provision for income taxes	-	-	-

NET LOSS	$ -	$ (40,364)	$ (84,282)

Weighted average common shares outstanding - basic and diluted	8,285,000	8,285,000	-

Net loss per share-basic and diluted	$ -	$ -	$ -

F4

CLARIDGE VENTURES , INC.
(An Exploration Stage Company)

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock			Deficit
			Additional	Accumulated	Total
	Number of		Paid-in	in Exploration	Shareholders'
	Shares	Par Value	Capital	Stage	Equity

BALANCE, MAY 7, 2008 (INCEPTION)	-	$ -	$ -	$ -	$ -

Shares subscribed at $0.001	5,000,000	5,000	-		5,000
Shares subscribed at $0.02	3,285,000	3,285	62,415		65,700

Net loss	-	-	-	(42,833)	(42,833)

BALANCE, JULY 31, 2008	8,285,000	$ 8,285	$ 62,415	$ (42,833)	$ 27,867

Net Loss				(40,364)	(40,364)

BALANCE, JULY 31, 2009	8,285,000	$ 8,285	$ 62,415	$ (83,197)	$ (12,497)

Net Loss				(1,085)	(1,085)

BALANCE, JULY 31, 2010	8,285,000	$ 8,285	$ 62,415	$ (84,282)	$ (13,582)

F5

CLARIDGE VENTURES, INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

	For the Year	For the Year	For the Period
	Ended	Ended	from May 7,
	July31,	July31,	2008 (Inception) to
	2010	2009	July 31, 2010
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$ (1,085)	$ (40,364)	$ (84,282)
Adjustments to reconcile net loss to net cash
Impairment loss on mineral property costs	-	-	21,500
Changes in assets and liabilities:
Accounts payable and accrued expenses	1,082	5,000	13,582

NET CASH USED IN OPERATING ACTIVITIES	(3)	(35,364)	(49,200)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of mineral rights	-	-	(21,500)
NET CASH USED BY INVESTING ACTIVITIES	-	-	(21,500)

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	-	-	-
Net proceeds from subscriptions receivable	-	-	70,700
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	70,700

(Decrease) Increase in Cash and Cash Equivalents	(3)	(35,364)	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3	35,367	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ -	$ 3	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

F6

CLARIDGE VENTURES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2010

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Claridge Ventures Inc. (the "Company") was incorporated in the State of Nevada on May 7, 2008. The Company was organized to develop and explore mineral properties in the State of Nevada..

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in United States (US) dollars. The Company has not produced any revenue from its principal business and is an exploration stage company.

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

Start-up Expenses

The Company expenses costs associated with start-up activities as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on May 7, 2008 to July 31, 2010.

Foreign Currency Translation

The Company’s functional and reporting currency is the US dollar as substantially all of the Company’s operations are in United States.

F-7

CLARIDGE VENTURES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2010

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

Fair Value of Financial Instruments

The Company’s only financial instruments are cash and deposits. Due to the short maturities of these financial instruments, their fair value approximates their carrying value.

Income Taxes

Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. The Company has net operating losses of $84,282 as of July 31, 2010, with an approximate deferred tax asset of $29,500 that has been fully offset by a valuation allowance. These net operating losses begin to expire in 2031.

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

                                                                          F-8

CLARIDGE VENTURES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2010

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company has issued common shares to  a total of 39 individuals between May 7, 2008 and July 31, 2008. 5,000,000 shares were purchased at $0.001 by two individual for total proceeds of $5,000; 3,285,000 shares were purchased at $0.02 by 37 individuals for a total proceeds received by the company of $65,700.

NOTE 5 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of July 31, 2010 the Company had incurred accumulated losses since inception of $84,282. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to establish profitable operations.

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

                                                                          F-9

: ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There has been changes in and no disagreements with our principal independent accountants. However, our principal independent accountants have changed.

On September 16, 2011 Jewett, Swartz, Wolfe and Associates (JSW). was dismissed as Claridge Ventures, Inc. (the “Company”) independent registered public accounting firm.

During the fiscal year ended July 31, 2009, and further through the date of dismissal of, there have been no disagreements with Jewett, Swartz, Wolfe and Associates (JSW) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement if not resolved to the satisfaction of, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report on the Company’s financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(iv) of Regulation S-K.

During the fiscal year ended July 31, 2009, and further through the date of dismissal of Jewett, Swartz, Wolfe and Associates (JSW), Jewett, Swartz, Wolfe and Associates (JSW) did not advise the Company on any matter set forth in Item 304(a)(1)(v)(A) through (D) of Regulation S-K.

The Company Dismissed Jewett, Schwartz, Wolfe and Associates due to the fact that they ceased to be  an operating entity.

We have engaged Madsen and Associates CPA'S as our independent auditors since September 2011

 During the year ended July 31, 2010  and subsequent to July31, 2010 through to the date hereof, neither we, nor anyone on our behalf, has consulted with, regarding the application of accounting principles to a specified transaction, whether completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has provided to us a written report or oral advice regarding such principles or audit opinion or any matter that was the subject of a disagreement or any reportable events as set for in Item 304(a)(3) of Regulation S-X.

ITEM 9A.                 CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2010. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2010 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2010, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of July 31, 2010, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at July 31, 2010, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of July 31, 2010, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in the next fiscal year, 2010- 2011.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.                 OTHER INFORMATION.

We have not filed items on Form 8K During the fiscal year ending July 31, 2010

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their age and titles are as follows:

Name	Age	Position
Kenneth Edmundson	46	President, and Director
Robert Edmundson	50	Secretary Treasurer andDirector

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, other than as described below, no other reports were required for those persons. We believe that, during the year ended July31, 2010, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 11.   EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-X during the fiscal year ended July31, 2010:

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualifie d Deferred Compen- sation Earnings ($)	All Other Compen -sation ($)	Total ($)
K Edmundson President,	2009 2010	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0
R. Edmundson Sec/ Treas	2009 2010	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

As at our year ended July31, 2010, we did not have any outstanding equity awards.

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

Notes:
(1)

Based on 8,285,000shares of our common stock issued and outstanding as of July 31, 2010. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 31, 2010

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

ITEM 14.         PRINCIPAL AND ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended July31, 2010 and 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended July 31, 2010	Year Ended July 31, 2009
Audit Fees	$5,000	$7,500
Audit Related Fees	8,300	8,300
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$13,300	$15,800

ITEM 15.                    EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Subscription.(1)

10.1	Purchase Agreement between David Bending and Claridge Ventures, Inc..(1)

14.1	Code of Ethics. (1)

31.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form S-1originally filed on September 10, 2008 as amended.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARIDGE VENTURES, INC..

Date:	March 20, 2012	By:	/s/ Kenneth Edmundson

President, Treasurer
(Principal Executive Officer
and Principal Accounting Officer)
/s/ Robert Edmundson
Date:	March 20, 2012	By:	Robert Edmundson
Secretary Treasurer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 20, 2012	By:	/s/ Kenneth Edmundson

President, Treasurer
(Principal Executive Officer
and Principal Accounting Officer) Director

/s/ Robert Edmundson
Date:	March 20, 2012	By:	Robert Edmundson
Secretary Treasurer and Director