Form 10-Q
period 2010-10-31
Claridge Ventures, Inc.
filed 2012-03-22
CIK 1442853

UNITED STATESSECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended October 31, 2010

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________ to ________

                                             COMMISSION FILE NUMBER: 000-53438

CLARIDGE VENTURES, INC.(Exact name of small business issuer as specified in its charter)

NEVADA	Applied for
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)
Suite 2106-24 Hemlock Crescent SW Calgary, Alberta T3C 2Z1 403-819-6090
(Address of principal executive offices)

Not Applicable(Former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 2010, the Issuer had 8,285,000 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes  No x

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item 310(b) of Regulation S-K and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended October 31, 2010 are not necessarily indicative of the results that can be expected for the year ending July 31, 2010.

As used in this Quarterly Report, the terms "we", "us", "our", the “Company” and “Claridge” mean Claridge Ventures, Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

CLARIDGE VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
(UNAUDITED)

	October 31,	July 31,
	2010	2010

ASSETS

CURRENT ASSETS:
Cash	0	0

TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Accounts payable and accrued expenses	13,582	13,582
Bank Overdraft
TOTAL CURRENT LIABILITIES	13,582	13,582

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' (DEFICIT) EQUITY:
	8,285	8,285
Paid in capital	62,415	62,415
Accumulated deficit	(84,282)	(84,282)

TOTAL SHAREHOLDERS' (DEFICIT) EQUITY	(13,582)	(13,582)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements

CLARIDGE VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three	For the Three	For the Period
	Months Ended	Months Ended	from May 7,
	October 31,	October 31,	2008 (Inception) to
	2010	2009	October 31, 2010

REVENUES	$ -	$ -	$ -

Cost of operations	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
General and administrative expenses	-	24	32,782
Consulting	-	-	30,000
Impairment loss on mineral property costs	-	-	21,500

Total operating expenses	-	24	(84,282)

Loss from continuing operations
before provision for income taxes	-	-	-

Provision for income taxes	-	-	-

NET LOSS	$ -	$ 24	$ (85,061)

Weighted average common shares outstanding - basic and diluted	8,285,000	8,285,000	-

Net loss per share-basic and diluted	$ -	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements

CLARIDGE VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three	For the Three	For the Period
	Months Ended	Months Ended	from May 7,
	October 31,	October 31,	2008 (Inception) to
	2010	2009	###########
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$ -	$ (27)	$ (84,282)
Adjustments to reconcile net loss to net cash
Impairment loss on mineral property costs	-	-	21,500
Changes in assets and liabilities:
Accounts payable and accrued expenses	-	27	13,582

NET CASH USED IN OPERATING ACTIVITIES	-	(27)	(49,200)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of mineral rights	-	-	(21,500)
NET CASH USED BY INVESTING ACTIVITIES	-	-	(21,500)

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	-	-	-
Net proceeds from subscriptions receivable	-	-	70,700
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	70,700

(Decrease) Increase in Cash and Cash Equivalents	-	27	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	3	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ -	$ (24)	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements

CLARIDGE VENTURES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

                                                         October 31, 2010

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

Start-up Expenses

The Company expenses costs associated with start-up activities as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on May7, 2008 to October 31, 2010.

Foreign Currency Translation

The Company’s functional and reporting currency is the US dollar as substantially all of the Company’s operations are in United States.

CLARIDGE VENTURES,, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

                                                        October 31, 2010

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

Income Taxes

Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. The Company has cumulative net losses of $85,061 as of October 31, 2010, with an approximate deferred tax asset of $28,321 that has been fully offset by a valuation allowance. The net operating losses expire 20 years from the date incurred.

Recent Authoritative Pronouncements

The Company does not expect that the adoption of any recent accounting standards to have a material impact on its financial statements.

NOTE 3 –MINERAL PROPERTY ACQUISITION AND EXPLORATION COST

On July 17, 2008 the Company acquired a 100% interest in numerous claims known as the Pyramid Properties, located in the State of Nevada. The claims were purchased for $21,500 cash and accompanying the property purchase was a geological report which was included in the purchase price. During the year ended July 31, 2008, the Company determined that the carrying amount of the mineral claims were in excess of its estimated fair value and recognized an impairment loss on mineral claims costs of $21,500. The Property has since been abandoned.

CLARIDGE VENTURES,, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

                                                         October 31, 2010

(Unaudited)

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company has issued common shares to  a total of 39 individuals between May 7, 2008 and July 31, 2008. 5,000,000 shares were purchased at $0.001 by two individual for total proceeds of $5,000; 3,285,000 shares were purchased at $0.02 by 37 individuals for a total proceeds received by the company of $65,700..

NOTE 5 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of October 31, 2010 the Company had  incurred accumulated losses since inception of $84,282 The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to establish profitable operations.

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

Overview

We were incorporated on under the laws of the State of Nevada. We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We owned a 100% undivided interest in mineral a property located in the State of Nevada known as the Pyramid Prospect. These claims have currently expired and are seeking new opportunities.

Acquisition of the Pyramid Prospect

We purchased the Pyramid Prospect in an arms-length transaction on July 17, 2008 from David Bending of Reno Nevada for the Sum of $21,500 cash. These claims were not renewed at August 31, 2010 and have expired due to lack of available funding to maintain the claims.

Current State of Exploration

None

PLAN OF OPERATION

Our plan of operation is to actively explore and acquire other business opportunities in the  mineral exploration and mining industry as well as other businesses in different industries that may be suitable for us.

We do not have sufficient cash on hand to fund our operations for the next twelve months. However, we will require additional financing in order to proceed with any additional work beyond Phase I of our exploration program. We presently do not have any arrangements for additional financing

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over The Next 12 Months (US$)

Legal and Accounting Fees	$20,800
Office Expenses	-
Mineral Property Exploration Expenses	-
TOTAL	$20,800

Our total expenditures over the next twelve months are anticipated to be approximately $20,800 Our cash on hand as of October 31, 2010 is $0

We do not have sufficient cash on hand to pay the costs to fund our operations for the next twelve months. We also require additional financing in order to proceed with any additional work once we acquire other mineral properties or business.

We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with acquiring another business.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At October 31, 2010	At July 31, 2010
Current Assets	0	$0
Current Liabilities	(13,582)	13,582
Working Capital (Deficit)	$(13,582)	$(13,582)

Cash Flows

Three Months Ended October 31, 2010

Cash Flows from (used in) Operating Activities	(0)
Cash Flows from (used in) Investing Activities	-
Cash Flows from (used in) Financing Activities	-
Net Increase (decrease) in Cash During Period	(0)

The decline in our working capital surplus at October 31, 2010 from the period ended July 31, 2009 is reflective of the current state of our business development, primarily due to the decrease in our professional fees paid, due to lack of available funding.  As of, October 31, 2010, we had cash on hand of $0. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended July 31, 2010, that there is substantial doubt that we will be able to continue as a going concern.

Future Financings

We have incurred a net loss of $84,282 for the period from May 7, 2008 (inception) to October 31, 2010 and have no revenues to date. Our future is dependent upon our ability to obtain financing. We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities.

We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase II of our exploration program.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at October 31, 2010 and for all periods presented in the attached financial statements, have been included. Interim results for the three month and three-month period ended October 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our consolidated financial statements for the year ended July 31, 2010

Exploration Stage Enterprise

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

RISKS AND UNCERTAINTIES

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe there is substantial doubt about our ability to continue as a going concern

We have incurred a net loss of $84,282 for the period from (inception) to October 31, 2010, and have no revenues to date. Our future is dependent upon our ability to obtain financing and our ability to acquire new mineral properties or other business concern. These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, our business will fail

Our current operating funds are insufficient to complete the proposed exploration program; however, they will be insufficient to complete the full exploration of the mineral claims and begin mining efforts should the mineral claims prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of October 31, 2010, we had cash in the amount of $0. We currently do not have any operations and we have no income. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claims. We require additional financing to complete and proceed past Phase II of our exploration program. We may also require additional financing if the costs of the exploration of our mineral claims are greater than anticipated. We may also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and metals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

ITEM 3.                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of October 31, 2010, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

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

CLARIDGE VENTURES, INC.

March 22, 2012	By:	/s/ Kenneth Edmundson
Kenneth Edmundson
Chief Executive Officer, Chief Financial Officer President, and Director
(Principal Executive Officer
and Principal Accounting Officer)