Form 10-K
period 2011-07-31
Claridge Ventures, Inc.
filed 2012-03-28
CIK 1442853

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended July 31, 2011

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

403-819-0690Issuer’s telephone number

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

CLARIDGE VENTURES, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JULY 31, 2011

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

Competition

We are an exploration stage company. We will compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties.

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

ITEM 1A.               RISK FACTORS

The Company's former Independent Registered Public Accounting Firm that audited the Company's  Financial Statements from Inception May 7, 2008 to July 31, 2009, including July 31, 2009 has ceased operations and has not re-issued the report that appears in the Company's July 31, 2011 annual report on Form 10-K.

Because our former Independent Registered Public Accounting Firm has ceased operations and has not re-issued the report that appears in the Company's July 31, 2011 annual report on Form 10-K,  is a copy and investors have substantial risk associated with the reliance of the report and previously issued financial statements by the Company's former Independent Registered Public Accounting Firm and may not be able to recover their investment in whole or in part. Additionally, the Company does not purport or disclaim any liability for the company's financial statements and are solely responsible for the content of the financial statements.

If we do not obtain additional financing, our business plan will fail.

Our current operating funds are estimated not to be sufficient to complete the first and second phase of exploration on our mining claim. However, we will need to obtain additional financing in order to complete our business plan. Our business plan calls for significant expenses in connection with the exploration of mining claims. We have not made arrangements to secure any additional financing or new mining claims and are currently seeking new opportunities..

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

We are currently seeking new opportunities in the natural resource industry as well as in other business sectors .

In the case of the mining and exploration industry, significant exploration will be required before an evaluation as to the economic feasibility of the claim can be determined. We have not commenced any exploration or work on any claim.

Conditions to Retain Title the Mining Claim

In order to retain title to the mining claim, we were required to perform and file exploration work totaling $2,880 on the mining claims by August 31, 2010. these claims have expired and we are currently seeking new business opportunities.

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

Market Information

Our shares of common stock commenced trading on the OTC Bulletin Board under the symbol “CLRV”. Our shares became eligible for quotation on the OTC Bulletin Board in May 2009, and have since been quoted on the Pink Sheets the high and low bid information for our common stock for the year ended July31, 2011 is:

Year ended July31, 2011	HIGH ($)	LOW ($)
	$0	$0

Quotations provided by the Pink Sheets reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions

Dividends

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

As at July31, 2011 we had a cash balance of $0.If the results of the, we will have to raise additional funds starting immediately in order to continue with minimal operations and to explore new opportunities.

During the next 12 months, we do not anticipate generating any revenue. If additional funds become required, the additional funding will come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our operations and acquire a new business. In the absence of such financing, any business will fail.

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

RESULTS OF OPERATIONS

Summary of Year End Results
	Year Ended July 31
	2011	2010
Revenue	$--	$--
Expenses	(1,085)	(1,085)
Net Comprehensive Loss	$(1,085)	$(1,085)

Revenues

We have not earned any revenues to date and we do not anticipate earning any revenues in the near future and presently are seeking other business opportunities.

The Company’s expenses are primarily a result of minimal operating expenses.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
	At July 31, 2011	At July31, 2010
Current Assets	$0	$0
Current Liabilities	(13,582)	(13,582)
Working Capital (Deficit)	$(13,582)	$(13,582)

Cash Flows
	Year Ended	Year Ended
	July 31, 2011	July 31, 2010,
Cash Flows used in Operating Activities	$(-)	$(-)
Cash Flows from (used in) Financing Activities	--	--
Foreign currency translation	--	--
Net Increase (Decrease) in Cash During Period	$(-)	$(-)

Our working capital at July 31, 2011 has not changed from July 31, 2010 and is primarily a result of the fact that we had no revenue or sources of long-term financing during the years ended July 31, 2011.

As of July 31, 2011, we had cash on hand of $0. Since our inception, our sole sources of financing have been sales of our common stock. We have not attained profitable operations and our ability to pursue any future plan of operation is dependent upon our ability to obtain financing. For these reasons, our auditors stated in their report to our audited financial statements for the period ended July 31, 2011 that there is substantial doubt that we will be able to continue as a going concern.

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

ITEM 8. FINANCIAL STATEMENTS.

Index to Financial Statements:

Audited financial statements as of July31, 2011, including:

1.	Reports of Independent Registered Public Accounting Firm;*
2.	Balance Sheets as of July 31, 2011 and 2010;
3.	Statements of Operations for the years ended July 31, 2011 and 2010and for the period from inception on May 7, 2008 to July31, 2011;
4.	Statements of Cash Flows for the years ended July 31, 2011 and 2010 and for the period from inception on May 7, 2008 to July 31, 2011;
5.	Statement of Stockholders’ Equity (Deficiency) for the period from inception on May 7, 2008 through July 31, 2011; and
6.	Notes to Financial Statements.

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

/s/Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida

November 11, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors andStockholders of Claridge Ventures, Inc.

We have audited the accompanying balance sheet of Claridge Ventures, Inc. as of July 31, 2011 , and the related statements of operations, stockholders’ equity and cash flows for the year then ended. Claridge Ventures, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Claridge Ventures, Inc. as of July 31, 2009 and for the year ended July 31, 2009 and for the period from the date of inception, May 7, 2008 to July 31, 2009 were audited by other auditors whose report dated November 11, 2009 expressed an unqualified opinion on those financial statements. The other auditors have ceased operations.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Claridge Ventures, Inc. as of July 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, Utah

March 7, 2012

CLARIDGE VENTURES, INC.
(An Exploration Stage Company)

BALANCE SHEETS

	July 31,	July 31,
	2011	2010

ASSETS

CURRENT ASSETS:
Cash	$ -	$ -

TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$ -	$ -
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Accounts payable and accrued expenses	$ 13,582	$ 13,582

TOTAL CURRENT LIABILITIES	13,582	13,582
SHAREHOLDERS' (DEFICIT) EQUITY:

Common stock, .001 par value 100,000,000 shares authorized
8,285,000 shares issued and outstanding as of July 31, 2011 and 2010.	8,285	8,285
Paid in capital	62,415	62,415
Deficit Accumulated during the Exploration Stage	(84,282)	(84,282)

TOTAL SHAREHOLDERS' (DEFICIT) EQUITY	(13,582)	(13,582)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY	$ -	$ -

F3

CLARIDGE VENTURES, INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	For the Year	For the Year	For the Period
	Ended	Ended	from May 7,
	July 31,	July 31,	2008 (Inception) to
	2011	2010	July 31, 2011

REVENUES	$ -	$ -	$ -

Cost of operations	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
General and administrative expenses	1,085	1,085	32,782
Consulting	-	-	30,000
Impairment loss on mineral property costs	-	-	21,500

Total operating expenses	1,085	1,085	84,282

Loss from continuing operations
before provision for income taxes	-	-	-

Provision for income taxes	-	-	-

NET LOSS	$ (1,085)	$ (1,085)	$ (84,282)

Weighted average common shares outstanding - basic and diluted	8,285,000	8,285,000	-

Net loss per share-basic and diluted	$ -	$ -	$ -

F4

CLARIDGE VENTURES , INC.
(An Exploration Stage Company)

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock			Deficit
			Additional	Accumulated	Total
	Number of		Paid-in	in Exploration	Shareholders'
	Shares	Par Value	Capital	Stage	Equity

BALANCE, MAY 7, 2008 (INCEPTION)	-	$ -	$ -	$ -	$ -

Shares subscribed at $0.001	5,000,000	5,000	-		5,000
Shares subscribed at $0.02	3,285,000	3,285	62,415		65,700

Net loss	-	-	-	(42,833)	(42,833)

BALANCE, JULY 31, 2008	8,285,000	$ 8,285	$ 62,415	$ (42,833)	$ 27,867

Net Loss				(40,364)	(40,364)

BALANCE, JULY 31, 2009	8,285,000	$ 8,285	$ 62,415	$ (83,197)	$ (12,497)

Net Loss				(1,085)	(1,085)

BALANCE, JULY 31, 2010	8,285,000	$ 8,285	$ 62,415	$ (84,282)	$ (13,582)

Net Loss				(1,085)	(1,085)

BALANCE, JULY 31, 2011	8,285,000	$ 8,285	$ 62,415	$ (84,282)	$ (13,582)

F5

CLARIDGE VENTURES, INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

	For the Year	For the Year	For the Period
	Ended	Ended	from May 7,
	July31,	July31,	2008 (Inception) to
	2011	2010	July 31, 2011
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$ (1,085)	$ (1,085)	$ (84,282)
Adjustments to reconcile net loss to net cash
Impairment loss on mineral property costs	-	-	21,500
Changes in assets and liabilities:
Accounts payable and accrued expenses	1,085	1,085	13,582

NET CASH USED IN OPERATING ACTIVITIES	-	-	(49,200)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of mineral rights	-	-	(21,500)
NET CASH USED BY INVESTING ACTIVITIES	-	-	(21,500)

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	-	-	-
Net proceeds from subscriptions receivable	-	-	70,700
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	70,700

(Decrease) Increase in Cash and Cash Equivalents	-	-	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

F6

CLARIDGE VENTURES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2011

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

July 31, 2011

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

Income Taxes

Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. The Company has net operating losses of $84,282 as of July 31, 2011, with an approximate deferred tax asset of $29,500 that has been fully offset by a valuation allowance. These net operating losses begin to expire in 2031.

Recent Authoritative Pronouncements

The Company does not expect that the adoption of any recent accounting standards to have a material impact on its financial statements.

NOTE 3 –MINERAL PROPERTY ACQUISITION AND EXPLORATION COST

On July 17, 2008 the Company acquired a 100% interest in numerous claims known as the Pyramid Properties, located in the State of Nevada. The claims were purchased for $21,500 cash and accompanying the property purchase was a geological report which was included in the purchase price. During the year ended July 31, 2008, the Company determined that the carrying amount of the mineral claims were in excess of its estimated fair value and recognized an impairment loss on mineral claims costs of $21,500. these claims have currently expired.

                                                                          F-8

CLARIDGE VENTURES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2011

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company has issued common shares to  a total of 39 individuals between May 7, 2008 and July 31, 2008. 5,000,000 shares were purchased at $0.001 by two individual for total proceeds of $5,000; 3,285,000 shares were purchased at $0.02 by 37 individuals for a total proceeds received by the company of $65,700.

NOTE 5 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of July 31, 2011 the Company had incurred accumulated losses since inception of $84,282. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to establish profitable operations.

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

We have engaged Madsen and Associates CPA'S as our independent auditors since September 2011

 During the year ended July 31, 2011 and through to the date hereof, neither we, nor anyone on our behalf, has consulted with, regarding the application of accounting principles to a specified transaction, whether completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has provided to us a written report or oral advice regarding such principles or audit opinion or any matter that was the subject of a disagreement or any reportable events as set for in Item 304(a)(3) of Regulation S-X.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2011.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2011 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2011, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of August 31, 2011, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at August 31, 2011, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of July 31, 2011, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in the next fiscal year, 2011- 2012.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.                 OTHER INFORMATION.

We have filed items on Form 8K During the fiscal year ending July 31, 2011

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their age and titles are as follows:

Name	Age	Position
Kenneth Edmundson	46	President, and Director
Robert Edmundson	50	Secretary Treasurer andDirector

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, other than as described below, no other reports were required for those persons. We believe that, during the year ended July31, 2011, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 11.   EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-X during the fiscal year ended July31, 2011:

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualifie d Deferred Compen- sation Earnings ($)	All Other Compen -sation ($)	Total ($)
K Edmundson President,	2010 2011	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0$0
R. Edmundson Sec/ Treas	2010 2011	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

As at our year ended July31, 2011, we did not have any outstanding equity awards.

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

Notes:
(1)

Based on 8,285,000shares of our common stock issued and outstanding as of July 31, 2011. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 31, 2011

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

ITEM 14.         PRINCIPAL AND ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended July31, 2011 and 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended July 31, 2011	Year Ended July 31, 2010
Audit Fees	$5,000	$5,000
Audit Related Fees	8,300	8,300
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$13,300	$13,300

ITEM 15.                    EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	Purchase Agreement between David Bending and Claridge Ventures, Inc..(1)

Exhibit
Number	Description of Exhibits

14.1	Code of Ethics. (2)

31.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form S-1originally filed on September 10, 2008 as amended.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARIDGE VENTURES, INC..

Date:	March 28, 2012	By:	/s/ Kenneth Edmundson

President, Treasurer
(Principal Executive Officer
and Principal Accounting Officer)
/s/ Robert Edmundson
Date:	March 28, 2012	By:	Robert Edmundson
Secretary Treasurer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 28, 2012	By:	/s/ Kenneth Edmundson

President, Treasurer
(Principal Executive Officer
and Principal Accounting Officer) Director

/s/ Robert Edmundson
Date:	March 28, 2012	By:	Robert Edmundson
Secretary Treasurer and Director