Form 10-K/A
period 2011-07-31
Claridge Ventures, Inc.
filed 2012-04-26
CIK 1442853

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

As at July31, 2011 we had a cash balance of $0., we will have to raise additional funds starting immediately in order to continue with minimal operations and to explore new opportunities.

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

F3

CLARIDGE VENTURES, INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	For the Year	For the Year	For the Period
	Ended	Ended	from May 7,
	July 31,	July 31,	2008 (Inception) to
	2011	2010	July 31, 2011

REVENUES	$ -	$ -	$ -

Cost of operations	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
General and administrative expenses	-	1,085	32,782
Consulting	-	-	30,000
Impairment loss on mineral property costs	-	-	21,500

Total operating expenses	-	1,085	84,282

Loss from continuing operations
before provision for income taxes	-	-	-

Provision for income taxes	-	-	-

NET LOSS	$ -	$ (1,085)	$ (84,282)

Weighted average common shares outstanding - basic and diluted	8,285,000	8,285,000	-

Net loss per share-basic and diluted	$ -	$ -	$ -

F4

CLARIDGE VENTURES , INC.
(An Exploration Stage Company)

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock			Deficit
			Additional	Accumulated	Total
	Number of		Paid-in	in Exploration	Shareholders'
	Shares	Par Value	Capital	Stage	Equity

BALANCE, MAY 7, 2008 (INCEPTION)	-	$ -	$ -	$ -	$ -

Shares subscribed at $0.001	5,000,000	5,000	-		5,000
Shares subscribed at $0.02	3,285,000	3,285	62,415		65,700

Net loss	-	-	-	(42,833)	(42,833)

BALANCE, JULY 31, 2008	8,285,000	$ 8,285	$ 62,415	$ (42,833)	$ 27,867

Net Loss				(40,364)	(40,364)

BALANCE, JULY 31, 2009	8,285,000	$ 8,285	$ 62,415	$ (83,197)	$ (12,497)

Net Loss				(1,085)	(1,085)

BALANCE, JULY 31, 2010	8,285,000	$ 8,285	$ 62,415	$ (84,282)	$ (13,582)

Net Loss				-	-

BALANCE, JULY 31, 2011	8,285,000	$ 8,285	$ 62,415	$ (84,282)	$ (13,582)

F5

CLARIDGE VENTURES, INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

	For the Year	For the Year	For the Period
	Ended	Ended	from May 7,
	July31,	July31,	2008 (Inception) to
	2011	2010	July 31, 2011
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$ -	$ (1,085)	$ (84,282)
Adjustments to reconcile net loss to net cash
Impairment loss on mineral property costs	-	-	21,500
Changes in assets and liabilities:
Accounts payable and accrued expenses	-	1,085	13,582

NET CASH USED IN OPERATING ACTIVITIES	-	-	(49,200)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of mineral rights	-	-	(21,500)
NET CASH USED BY INVESTING ACTIVITIES	-	-	(21,500)

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	-	-	-
Net proceeds from subscriptions receivable	-	-	70,700
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	70,700

(Decrease) Increase in Cash and Cash Equivalents	-	-	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

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

Start-up Expenses

The Company expenses costs associated with start-up activities as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on May 7, 2008 to July 31, 2011.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 31, 2011 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

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

CLARIDGE VENTURES, INC..

Date:	April 26, 2012	By:	/s/ Kenneth Edmundson

President, Treasurer
(Principal Executive Officer
and Principal Accounting Officer)
/s/ Robert Edmundson
Date:	April 26, 2012	By:	Robert Edmundson
Secretary Treasurer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 26, 2012	By:	/s/ Kenneth Edmundson

President, Treasurer
(Principal Executive Officer
and Principal Accounting Officer) Director

/s/ Robert Edmundson
Date:	April 26, 2012	By:	Robert Edmundson
Secretary Treasurer and Director