Form 10-K
period 2013-07-31
Indo Global Exchange(s) Pte, Ltd.
filed 2013-11-14
CIK 1442853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended July 31, 2013

[   ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _______________ to _______________

COMMISSION FILE NUMBER: 000-53438

Indo Global Exchange(s) PTE, Ltd.
(Name of small business issuer in its charter)

NEVADA	48-1308991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Menara Standard Chartered, JI. Prof. Dr. Satrio 30th Floor, Jakarta Indonesia	KAV146
(Address of principal executive offices)	(Zip Code)

62 2125555600

Issuer’s telephone number

Claridge Ventures, Inc.
3730-1015-4th Street SW Calgary Alberta T2R 1J

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
Yes [X]   No [  ]

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

Large accelerated filer	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller Reporting Company X

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) No[X]

State issuer’s revenues for its most recent fiscal year. $ NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.):  $9,485,438

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

72,493,750 common shares issued and outstanding

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

Indo Global Exchanges PTE Ltd.
(Formerly Claridge Ventures, Inc.)

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JULY 31, 2013

TABLE OF CONTENTS

Page
PART I
ITEM 1.	BUSINESS
ITEM 1A.	RISK FACTORS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	MINE SAFETY DISCLOSURES
PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION
PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15.	EXHIBITS
SIGNATURES

PART I

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect,” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Annual Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K

As used in this Annual Report, the terms “we,” “us,” “our,” “Indo Global,” and the “Company”, mean Indo Global Exchange (s) PTE, Ltd. ., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.     BUSINESS.

CORPORATE BACKGROUND

We were incorporated on under the laws of the State of Nevada On May 7, 2008. We are a development  stage company originally engaged in the acquisition and exploration of mineral properties and are seeking new business opportunities.

Asset Acquisition Agreement

On September 4, 2012 Indo Global Exchange (s) PTE, Ltd. , a Nevada corporation, (the "Company") entered into an Asset Acquisition Agreement with GPB International, LLC., (“GPB”) an Arizona limited liability corporation. Pursuant to the terms and conditions of the Asset Acquisition Agreement, the Company shall acquire certain assets of GPB directly related to the manufacturing, sale and distribution of that certain product known as B100%, which is a unique formulation and packaging for an electrolyte and vitamin enriched drinking water. The Company shall acquire various assets including the intellectual property rights related to B100% as well as, any right, title or interest in the foregoing as the same relates to B100%®, either held, or otherwise owned, by GPB shall be referred to hereinafter as the “Business”  As consideration for the acquisition the Company shall pay GPB an aggregate of $500,000 in cash and common shares of Claridge Ventures, Inc at the closing of the Asset Acquisition Agreement.

The Asset Acquisition Agreement contains customary representations and warranties and pre- and post-closing covenants of each party and customary closing conditions. Breaches of the representations and warranties will be subject to customary indemnification provisions, subject to specified aggregate limits of liability.

Termination of Asset Acquisition Agreement

On April 8, 2013 the Company received notice of termination from GPB International LLC. The circumstances surrounding this termination was,  that  the Registrant was unable to attract  the required funding to close this transaction. There were no penalties incurred as a result of the termination.

Share Exchange Agreement

On July 17, 2013, Claridge Ventures, Inc., a Nevada corporation (the “Company”), entered into a Stock Exchange Agreement (the “Exchange Agreement”) with Indo Global Exchange PTE LTD., a company organized under the laws of Singapore (“Indo Global”), and the shareholders of Indo Global (the “Selling Shareholders”).  At the closing of the voluntary share exchange transaction contemplated by the Exchange Agreement (the “Closing”), the Company will issue 43,496,258 shares of its common stock (the “Shares”) to the Selling Shareholders in exchange for 100% of the issued and outstanding capital stock of Indo Global (the “Exchange Transaction”).  Indo Global will become the Company’s wholly owned subsidiary, and the Company will acquire the business and operations of Indo Global.  The Shares will be subject to an escrow agreement and shall be released to the respective Selling Shareholder seven months from the effective time of the Exchange Transaction.  In the Exchange Agreement, the Company has also agreed to complete a financing of not less than $750,000 within 180 days after the Closing.

This agreement was subsequently amended to an Asset Purchase Agreement.

Asset Purchase Agreement

On September 23, 2013 (the “Closing Date”), Indo Global Exchange(s) Pte.Ltd., a Nevada corporation (formerly Claridge Ventures, Inc.) (the “Registrant” or “Company”), closed an asset purchase transaction (the “Transaction”) with Indo Global Exchange PTE LTD., a company organized under the laws of Singapore (“Indo Global”) and the shareholders of Indo Global (“Selling Shareholders”) pursuant to an Amended and Restated Asset Purchase Agreement dated as of the Closing Date (the “Purchase Agreement”) by and among the Company, Indo Global, and the Selling Shareholders.

In accordance with the terms of the Purchase Agreement, on the Closing Date, the Company issued 43,496,250 shares of its common stock (the “Shares”) directly to the Selling Shareholders in exchange for certain assets of Indo Global  (the “Assets”) including, rights to enter into certain agreements and certain intellectual property. The Company did not acquire any plant and equipment, and any other business and operational assets of Indo Global as part of the Assets, and the Company did not hire any employees of Indo Global. Indo Global will continue as an independent company, operating in Singapore after the Transaction. The Assets relate to the development and operation of an online trading platform and brokerage portal in Indonesia. The Company plans to in part utilize the Assets to provide online trading and brokerage facilities in Indonesia.

On September 23, 2013, Kenneth and Robert Edmundson surrendered an aggregate of 43,750,000 shares of our common stock for cancellation.  As such, immediately prior to the Transaction and after giving effect to the foregoing cancellations, the Registrant had 28,997,500 shares of common stock issued and outstanding. Immediately after the Transaction, the Registrant had 72,493,750 shares of common stock issued  and outstanding and the Selling Shareholders acquired approximately 60.00% of our issued and outstanding common stock.

The common stock issued to the Selling Shareholders had a contract stated value of $43,496, based on several factors, including, the limited trading of the common stock, the restricted characterization of the securities with not less than a one year holding period before Rule 144 would apply, the absence of registration rights, and the determination of the value of the Assets by Indo Global. Neither Indo Global nor the Company obtained an independent valuation of the Assets in connection with the Transaction.

Prior to the Transaction, we were a public reporting “shell company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended and the rules and regulations promulgated thereunder (“  Exchange Act”).  Accordingly, pursuant to the requirements of Item 2.01(f) of Form 8-K, set forth below is the information that would be required if we were filing a general form for registration of securities on Form 10 under the Exchange Act, for our common stock, which is the only class of our securities subject to the reporting requirements of Section 13 or Section 15(d) of the Exchange Act upon consummation of the Exchange Transaction.

The following description of the terms and conditions of the Purchase Agreement and the transactions contemplated thereunder that are material to us does not purport to be complete and is qualified in its entirety by reference to the full text of the Purchase Agreement, a copy of which is filed as Exhibit 2.2 hereto and incorporated by reference into this Item 2.01.

The Transaction will be accounted for as a purchase of assets in accordance with Rule 11-01(d) of Regulation S-X and ASC 805-10-55-4. The Assets have a contract stated value of $43,496 and no goodwill is recognized in the purchase. The valuation of the Assets is subject to review and possible adjustment if it is determined that a valuation opinion of the assets is required.

We plan to operate as a business to consumers, and business to business, to provide services to customers that enable the consumer to access, monitor and manage their investment interests and execute trades when participating in the global financial markets. We will act as the administrator for the client and will monitor any developments on transactions that occur in the accounts of each client as part of our Account Management System. We will offer no investment advice to our customers, as that will be accomplished through ASR.

We will have access to a full range of services and resources to work with clients towards achieving our clients’ investment goals. We will provide access to expert stock market advice through ASR, tailored to each customers’ financial circumstances. We are currently in discussions with potential local partners within Indonesia to maximize our business potential and distribution reach. We will also have the ability to affiliate with other financial institutions such as banks, financial planners and others in the financial services market.  We believe we are  in a unique position to capitalize on the Indonesian market and gain a first move advantage to deliver a transparent and customer focused trading solution.  Our primary focus will be local middle to high income individuals and businesses within Indonesia whom we  may describe as high net worth (those with assets over USD $100,000) estimated at approximately 4.9 million individuals. There are approximately 247 million people in Indonesia, which makes it the 4th most populous country in the world and 2% of the population is described as high net worth; this represents our initial target market. Once established in the Indonesian market, we plan  to expand to the Philippines and Malaysia.

Background

We were organized under the laws of the State of Nevada on May 7, 2008 under the name “Claridge Ventures, Inc.” with an initial focus on the acquisition and exploration of mineral properties in the State of Nevada.  On August 6, 2013,we affected an 1 for 4 reverse split of its common stock and changed our name to “Indo Global Exchange(s) Pte. Ltd.”

We have not generated any revenue from its business operations to date, and to date, we have been unable to raise additional funds to implement our operations.  As a result, we consummated the Transaction with Indo Global.

Strategy

We plan to offer financial  market access to customers in Indonesia, with access to  approximately thirty (30) global equity exchanges for trading in securities, approximately thirty (30) global equity exchanges for trading in Contract for Differences (CFD). These include the Euro Zone, United Kingdom, Japan, Asia, Oceania, Canada, and the United States. Trading will include approximately 180 currency pairs in spot (cash), forwards and options, gold and silver trading in spot (cash), forwards and options, financial futures, indices and commodity CFD’s and Exchange Traded Funds. We plan to provide a global trading and portfolio management platform as a web and phone based application. All of our customers will be contracted through ASR as required by law.

All of our customers will have access to, among other features, the trading platform, 24 hour technical support, personal account manager, remote phone access to staff, the ability to place online or  phone orders or amend orders, private remote chat facility, free seminar programs including webinars,  free software upgrades, technical and fundamental analysis, free fully functional simulation platform, the help desk for technical issues, one on one platform instruction, and free charting package, all of which are supplied by ASR.

In addition, we will offer:

•	Marked to market real time portfolio valuation on all assets.
•	Full transparency in account functions including cash movement.
•	Account statements in real time.
•	Full audit trail on client activity.
•	Live streaming news.
•	Full charting and technical analysis functionality.

Products/Services in Development

We are planning the commencement and development of a proprietary management tracking system that will record and assist our role as administrator and assist clients from their first meeting or call, to funding an account. We anticipate the commencement of our proprietary management tracking system once funding is available and we have allowed $60,000 for this from our annual budget.

Revenues and Customers

Currently, we have no revenues or customers. We plan to derive revenues from multiple sources. First, we plan on charging an administration fee for our services. Second, we plan to offer and display sponsorship and advertisements on our web site. We believe this may put us in a unique position with sponsors and larger companies for their online ad budgets. Third, we plan to share in commissions from online trading. Fourth, we plan to generate revenue from financial publications subscriptions.

Intellectual Property

Our success depends in part upon our ability to protect our intellectual property. To establish and protect our proprietary rights, we will rely on a combination of know-how, license agreements, confidentiality procedures, non-disclosure agreements with third parties, employee disclosure, and other contractual rights. We have not filed any trademark or patent applications. However we own a common law trademark and logo in “IGEX Financial Market Services.”

Marketing

We strive to position ourselves as the leading online trading provider in Indonesia. In today's technology driven world, we believe having services with an offline and online element will position us for growth within the market. We plan to utilize various methods of marketing to gain brand recognition and market acceptance to establish ourselves in the online trading market place.

We plan to establish a presence in the market, primarily through the use of traditional methods of marketing in conjunction with a viral marketing component geared towards online viewing. The highlighted points below are an overview of the various marketing channels and strategies we will employ. The campaign will focus on an overarching national strategy that will be complimented by regional efforts. The main goal is to sell our services to medium and large income businesses  and  individuals throughout Indonesia. We also intend to employ third party consultants to assist us in marketing telecom and mobile applications.

•	Full day Seminars. The seminar model will be a key marketing strategy for us to attract new clients.
•	Google add words, search engine optimization and key words.
•	Radio, which is very cost efficient in Indonesia (radio approximately $8 per 30 second advertisement).
•	Regional offices to provide a local presence, which will be key to establishing trust with our clients.
•	Positioning our brand online.
•	Supporting local communities such as Chinese, Muslim and Hindu groups.
•	Social media i.e., Facebook, Twitter, etc.
•	Television
•	Mobile Telephone Networks
•	Referral Programs

Branding

We plan to utilize various forms of media and print advertising to promote our brand. Anticipated forms of print media include brochures, advertisements in financial publications and billboards.
Our management will also attend and participate in key industry related trade shows throughout the world to promote our brand and products. We will design and utilize the internet as a forum to promote our brand that result in higher quality products. Our website will be regularly updated to ensure proper informational flow to established and new customers.

Industry

Since the beginning of online trading the commission rate has dropped from around $50 per trade down to around 1/5 of that and even some companies like Bank of America, Zecco and Saxo Bank have offered commission free trading in stocks. These price slashes generated great growth in the industry according to McKinsey & Co who states that in 1999 online banking constituted 2 % of the entire industry, by 2002 it constituted 10%. The explosive growth in the online trading industry attracted many new entrants, leading to intense competition.

In addition to that, many of the traditional full-service brokers like Merrill Lynch and Morgan Stanley also entered the arena by offering online trading. The Internet posed the most serious threat to the established brokerage firms since the unfixing of commissions on May Day, 1975, when deregulation created the discount-brokerage business, threatening, but not vanquishing, a cozy oligopoly (Nathan, 1999). The oligopoly has now being battered by new technologies. So far, traditional full-service brokers had resisted using the Internet in any way that would cannibalize their existing offline brokerage business. They appeared positively complacent, arguing that the cut-price online brokerage is not a sustainable business model.

However, by the early years of the new millennium, the traditional full-service firms finally began to counterattack. Their first steps were to add online trading to their information-only web sites with a better deal for their more active customers. As they further enter the online market at a larger scale, with vastly greater capital bases, and powerful global brand names these traditional firms will probably change the nature of the competition.

The entry of traditional offline firms to the online market, however, has not necessarily been a smooth process. This has caused major “channel conflict” when distributing through competing channels that offer different prices and service levels. An example of this kind of conflict was felt during the launching of Discover Brokerage Direct, owned by Morgan Stanley (Smith, 1999).

One of the clearest indications of how channel conflict influenced management decisions was in the way the online unit was named. Rather than extending the Morgan Stanley brand name to the online operation, a name that carried considerable clout in the securities business, the new company was given the name of the Discover credit-card operation. This was a way of distancing the parent company from the online business.

New entries to the online market have been appearing in various ways: from traditional tier 1 banks, specialized online banks and hundreds of small online brokers, offering different trading platforms. Growth in the industry has been driven mainly by retail Forex operations and other derivatives such as CFDs (Contracts for Differences).

Online Financial Industry Today

We believe we are now at the apex of a new period of unprecedented opportunities for the online financial industry. History has revealed that after recessions, new ‘windows of opportunity’ open up where new industries grow and become established. We believe there may be increasing consolidation since there are too many online brokers that do not offer a relevant and differentiated product.

In a report published in December 2010, LeapRate estimated that the online Forex trading volume was some $200 billion daily, barely 5% of the total world foreign exchange market (this is the largest market in the world, with an average daily turnover estimated at $3.98 trillion). We believe this represents enormous growth if we compare it to the figure of under $10 billion that was traded online daily 10 years ago. If the LeapRate numbers are correct, daily online Forex operations are already more than double those of the New York Stock Exchange and some 40 times that of the Ibex in Spain.

History of Online Trading

For many years stock markets were physical locations where buyers and sellers met and negotiated. Exchange trading would typically happen on the floor of an exchange, where traders in brightly colored jackets (to identify which firm they worked for) would shout and gesticulate at one another – a process known as open outcry or pit trading (the exchange floors were often pit-shaped – circular, sloping downwards to the centre, so that the traders could see one another). With the improvement in communications technology in the late 20th century, the need for a physical location became less important and traders started to transact from remote locations in what became known as electronic trading. Electronic trading made transactions easier to complete, monitor, clear, and settle and this helped spur on its development.

One of the earliest examples of widespread electronic trading was on Globex, the CME Group’s electronic trading platform conceived in 1987 and launched fully in 1992.This allowed access to a variety of financial markets such as treasuries, foreign exchange and commodities. The Chicago Board of Trade (CBOT) produced a rival system that was based on Oak Trading Systems’ Oak platform branded ‘E Open Outcry,’ an electronic trading platform that allowed for trading to take place alongside that took place in the CBOT pits.

Set up in 1971, NASDAQ was the world's first electronic stock market, though it originally operated as an electronic bulletin board, rather than offering straight-through processing (STP).

By 2011 investment firms on both the buy side and sell side were increasing their spending on technology for electronic trading. With the result that many floor traders and brokers were removed from the trading process. Traders also increasingly started to rely on algorithms to analyze market conditions and then execute their orders automatically.

The move to electronic trading compared to floor trading continued to increase with many of the major exchanges around the world moving from floor trading to completely electronic trading.

Trading in the financial markets can broadly be split into two groups:

•	Business-to-business (B2B) trading, often conducted on exchanges, where large investment banks and brokers trade directly with one another, transacting large amounts of securities, and

•
Business-to-consumer (B2C) trading, where retail (e.g. individuals buying and selling relatively small amounts of stocks and shares) and institutional clients (e.g. hedge funds, fund managers or insurance companies, trading far larger amounts of securities) buy and sell from brokers or "dealers", who act as middle-men between the clients and the B2B markets.

While the majority of retail trading in the United States happens over the Internet, retail trading volumes are dwarfed by institutional, inter-dealer and exchange trading. However, in developing economies, especially in Asia, retail trading constitutes a significant portion of overall trading volume.

For instruments which are not exchange-traded (e.g. US treasury bonds), the inter-dealer market substitutes for the exchange. This is where dealers trade directly with one another or through inter-dealer brokers (i.e. companies like GFI Group and BGC Partners. They acted as middle-men between dealers such as investment banks). This type of trading traditionally took place over the phone but brokers moved to offering electronic trading services instead.

Similarly, B2C trading traditionally happened over the phone and, while some still does, more brokers are allowing their clients to place orders using electronic systems. Many retail (or "discount") brokers (e.g. Charles Schwab, E-Trade) went online during the late 1990s and most retail stock-broking probably takes place over the web now.

Larger institutional clients, however, will generally place electronic orders via proprietary electronic trading platforms such as Bloomberg Terminal, Reuters 3000 Xtra, Thomson Reuters Eikon, BondsPro, Thomson TradeWeb or CanDeal (which connect institutional clients to several dealers), or using their brokers' proprietary software.

For stock trading, the process of connecting counterparties through electronic trading is supported by the Financial Information eXchange (FIX) Protocol. Used by the vast majority of exchanges and traders, the FIX Protocol is the industry standard for pre-trade messaging and trade execution. While the FIX Protocol was developed for trading stocks, it has been further developed to accommodate commodities, foreign exchange, derivatives, and fixed income trading.

Impact of Electronic Trading

The increase of electronic trading has had some important implications:

•
Reduced cost of transactions – By automating as much of the process as possible (often referred to as "straight-through processing" or STP), costs are brought down. The goal is to reduce the incremental cost of trades as close to zero as possible, so that increased trading volumes don't lead to significantly increased costs. This has translated to lower costs for investors.

•
Greater liquidity – electronic systems make it easier to allow different companies to trade with one another, no matter where they are located. This leads to greater liquidity (i.e. there are more buyers and sellers) which increases the efficiency of the markets.

•
Greater competition – While electronic trading hasn't necessarily lowered the cost of entry to the financial services industry, it has removed barriers within the industry and had a globalisation-style competition effect. For example, a trader can trade futures on Eurex, Globex or LIFFE at the click of a button – he or she doesn't need to go through a broker or pass orders to a trader on the exchange floor.

•
Increased transparency – Electronic trading has meant that the markets are less opaque. It's easier to find out the price of securities when that information is flowing around the world electronically.

•
Tighter spreads – The "spread" on an instrument is the difference between the best buying and selling prices being quoted; it represents the profit being made by the market makers. The increased liquidity, competition and transparency means that spreads have tightened, especially for commoditized, exchange-traded instruments.

For retail investors, financial services on the web offer great benefits. We believe the primary benefits are the reduced cost of transactions , the availability of research materials for all concerned as well as the ease and the convenience.

Investing Online

Prior to the advent of the Internet, investors had to call up their stockbroker and place an order on the telephone. The brokerage firm would then enter the order in their system which was linked to trading floors and exchanges.

In August 1994, K. Aufhauser& Company, Inc. (later acquired by TD Ameritrade) became the first brokerage firm to offer online trading via its "WealthWEB". Online investing has experienced significant growth since that time. Investors can now enter orders directly online, or even trade with other investors via electronic communication networks (ECN). Some orders entered online are still routed through the broker, allowing agents to approve or monitor the trades. This step assists in the protection of both the client and brokerage firm from unlawful or incorrect trades which could affect the client’s portfolio or the stockbroker’s license.

Online brokers are most often referred to as discount brokers. Their popularity is attributable to the speed and ease of their online order entry, and to fees and commissions significantly lower than those of full service brokerage firms.

Tools and Trading Platforms

Investors who trade through an online brokerage firm are provided with a trading platform. This platform acts as the hub, allowing investors to purchase and sell such securities as fixed income, equities/stock, options, and mutual funds. Included with the platform are tools to track and monitor securities, portfolios and indices, as well as research tools, real-time streaming quotes and up-to-date news releases; all of which are necessary to trade profitably. Often, more robust research tools are available such as full, in-depth analyst reports and analysis, and customized back testing and screeners to see how particular investment strategies would have been realized during different historical periods.

Some of the popular online brokers include: E*Trade, IDealing, Scottrade, TD Ameritrade, and Fidelity. Schwab is an example of a hybrid broker combining a traditional, brick-and-mortar brokerage house with discounted trading online, with the usual benefits of both available to customers. Commissions vary from broker to broker, depending on the services included with the account.

Compliance with Government Regulations

The conduct of our business, and the production, distribution, sale, advertising, labeling, safety, transportation and use of our products, may be subject to various laws and regulations administered by federal, state and local governmental agencies in Indonesia, as well as to foreign laws and regulations administered by government entities and agencies in markets where we may operate and sell our products and services. We are unaware of any licenses or regulations that we have to adhere to and it is our policy to abide by the laws and regulations that apply to our business.

We may also be subject to a number of U.S. federal or state laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and being tested in courts, and could be interpreted in ways that could harm our business. These may involve user privacy, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation and online payment services.

We will rely on legal and operational compliance programs, as well as local counsel, to guide our business in complying with applicable laws and regulations of the jurisdictions in which we do business.

We do not anticipate at this time that the cost of compliance with U.S. and foreign laws will have a material financial impact on our operations, business or financial condition, but there are no guarantees that new regulatory and tariff legislation may not have a material negative effect on our business in the future.

 Competition

Currently, we believe there appears to be limited competition in Indonesia, as there are no international providers such as Saxo, IG Markets, Interactive brokers, E*Trade, FXCMarkets or Charles Schwab represented locally in Indonesia. In addition,

•	Not many Indonesian banks offer online trading;
•	Local brokers have access to Indonesian stocks with limited access to global markets;
•	Local commodity brokers offer gold and limited foreign exchange crosses (4 pairs); and
•	Limited investment seminars or education programs are available.

However, we are a new entry into this marketplace and we are not well known. As such, we may compete with numerous providers of online trading services or Internet accessible applications and services companies, many of which have far greater financial and other resources than we do.  Many of these companies have established histories and relationships in providing online applications or systems in other markets that may enable them to attract talent, marketing support, and financing if they decided to enter the Indonesian market.   Our major competitors globally includeSaxo Bank, IG Markets, Interactive brokers, E*Trade, FXCMarkets and TD Ameritrade.

We believe our products will be competitive in the market place and with potential customers as our products are full featured and fully integrated while not requiring customization.  The use of our products do not require extensive training and do not require any add on components from third party developers.

We believe that our services will prove to be cost effective and easy for users to adopt and use.  We also plan to market our products and services through channel partners, to broaden our exposure to customers and users.

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

ITEM 1A.               RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this Form 8-K before making an investment decision with regard to our securities.  The statements contained in or incorporated into this Form 8-K that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements.  If any of the following events described in these risk factors actually occurs, our business, financial condition or results of operations could be harmed.  In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

We are a development stage company with a limited operating history on which to evaluate our business or base an investment decision.

Our business prospects are difficult to predict because of our limited operating history, early stage of development and unproven business strategy.  We are a development stage company.  We expect to incur losses over the near to mid-term, and certainly during the next 12 months, if not longer, as we expand our products and services and increase our marketing and sales efforts.  Our sales and marketing efforts to-date have been limited, and we face numerous risks and uncertainties as we attempt to expand our business.  In particular, we have not proven our products and services will be attractive to customers in the financial services industry.  If we are unable to make progress selling our products and services, our prospects will be limited and it will be difficult to accomplish our business goals.

If we fail to raise additional capital, our ability to implement our business model and strategy could be compromised.

We have limited capital resources and operations.  We expect to require substantial additional capital to advance our business.  We may not be able to obtain additional financing on terms acceptable to us, or at all.  Even if we obtain financing for our near term operations, we expect that we will require additional capital beyond the near term.  If we are unable to raise capital when needed, our business, financial condition and results of operations would be materially adversely affected, and we could be forced to reduce or discontinue our operations.If additional financing is obtained it may involve the sale of additional equity securities with the consequence of dilution to our current investors.

Our management and internal systems might be inadequate to handle our potential growth.

Successful implementation of our business strategy will require us to develop our operations and effectively manage growth.  Growth will place a significant strain on our management, financial, marketing and other resources, which would cause us to face operational difficulties.  To manage future growth, our management must build operational and financial systems and expand, train, retain and manage our employee base.  Our management may not be able to manage our growth effectively, in which case, our expansion would be halted or delayed and we may lose our opportunity to gain significant market share or the timing advantage with which we would otherwise gain significant market share.  Any inability to manage growth effectively may harm our ability to implement and execute our current or any subsequent business plans.

Economic conditions and other securities industry risks could adversely affect our business.

Our business can be adversely affected by the general environment – economic, corporate, securities market, regulatory, and geopolitical developments all play a role in client asset valuations, trading activity, interest rates and overall investor engagement, and are outside of our control.  Our revenues are derived from the securities and financial services industry.  Like other businesses in this industry, we are directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities transactions.  Any sustained downturn in general economic conditions or U.S. or foreign equity markets could result in reduced client trading volume and net revenues.  Severe market fluctuations or weak economic conditions could reduce our trading volume and net revenues and have a material adverse effect on our profitability.

Our brokerage operations have exposure to liquidity risk.

Maintaining adequate liquidity is crucial to our brokerage operations, including key functions such as transaction settlement and margin lending.  Our liquidity needs to support interest-earning assets are primarily met by client cash balances or financing created from our securities lending activities.  A reduction of funds available from these sources may require us to seek other potentially more expensive forms of financing.  Our liquidity could be constrained if we are unable to obtain financing on acceptable terms, or at all, due to a variety of unforeseen market disruptions. Inability to meet our funding needs on a timely basis would have a material adverse effect on our business.

We are exposed to credit risk with clients and counterparties.

We extend margin credit and leverage to clients, which are collateralized by client cash and securities.  We also borrow and lend securities in connection with our broker-dealer business.  We expect a significant portion of our net revenues to be derived from interest on margin loans.  By permitting clients to purchase securities on margin and exercise leverage on futures positions, we are subject to risks inherent in extending credit, especially during periods of rapidly declining markets in which the value of the collateral held by us could fall below the amount of a client’s indebtedness.  Sharp changes in market values of substantial amounts of securities and the failure by parties to the borrowing transactions to honor their commitments could have a material adverse effect on our revenues and profitability.

Systems failures, delays and capacity constraints could harm our business.

We receive and process trade orders through a variety of electronic channels, including the Internet and mobile trading applications.  These methods of trading are heavily dependent on the integrity of the electronic systems supporting them.  Our systems and operations are vulnerable to damage or interruption from human error, natural disasters, power loss, computer viruses, spurious spam attacks, intentional acts of vandalism and similar events.  It could take several hours or more to restore full functionality following any of these events.  Extraordinary trading volumes could cause our computer systems to operate at an unacceptably slow speed or even fail.  Extraordinary Internet traffic caused by spam or other attacks could cause our website to be unavailable or slow to respond.  There can be no assurance that our systems will be sufficient to handle such extraordinary circumstances.  We may not be able to project accurately the rate, timing or cost of any increases in our business or to expand and upgrade our systems and infrastructure to accommodate any increases in a timely manner.  Systems failures and delays could occur and could cause, among other things, unanticipated disruptions in service to our clients, slower system response time resulting in transactions not being processed as quickly as our clients desire, decreased levels of client service and client satisfaction and harm to our reputation.  The occurrence of any of these events could have a material adverse effect on our business, results of operations and financial condition.

Failure to protect client data or prevent breaches of our information systems could expose us to liability or reputational damage.

The secure transmission of confidential information over public networks is a critical element of our operations.  We are dependent on information technology networks and systems to securely process, transmit and store electronic information and to communicate with our clients and vendors.  As the breadth and complexity of this infrastructure continue to grow, the potential risk of security breaches and cyberattacks increases.  In addition, vulnerabilities of our external service providers and other third parties could pose security risks to client information.  Such breaches could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information.

In providing services to clients, we manage, utilize and store sensitive and confidential client data, including personal data.  As a result, we are subject to numerous laws and regulations designed to protect this information, such as foreign regulations governing the protection of personally identifiable information.  These laws and regulations are increasing in complexity and number, change frequently and sometimes conflict.  If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions.  Unauthorized disclosure of sensitive or confidential client data, whether through systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients.  Similarly, unauthorized access to or through our information systems, whether by our employees or third parties, including a cyberattack by computer programmers and hackers who may deploy viruses, worms or other malicious software programs, could result in negative publicity, significant remediation costs, legal liability, financial responsibility and damage to our reputation and could have a material adverse effect on our results of operations. In addition, any liability insurance might not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.

Aggressive competition could reduce our market share and harm our financial performance.

We intend to continually monitor our pricing in relation to competitors and expect to periodically adjust trade commission rates, fees and other fee structures to enhance our competitive position. The market for electronic brokerage services is continually evolving and is intensely competitive.  The retail brokerage industry has experienced significant consolidation, which may continue in the future, and which may increase competitive pressures in the industry.  Consolidation could enable other firms to offer a broader range of products and services than we do, or offer them at lower prices.  There has been aggressive price competition in the industry, including various free trade offers.  We expect this competitive environment to continue in the future.  Some of our competitors have greater financial, technical, marketing and other resources, offer a wider range of services and financial products, and have greater name recognition and a more extensive client base than we do.  We believe the general financial success of companies within the retail securities industry will continue to attract new competitors to the industry, such as banks, insurance companies, providers of online financial information and others.  These companies may provide a more comprehensive suite of services than we do.  Increased competition, including pricing pressure, could have a material adverse effect on our results of operations and financial condition.

We will need to introduce new products and services and enhance existing products and services to remain competitive.

Our future success depends in part on our ability to develop and enhance our products and services.  In addition, the adoption of new Internet, networking or telecommunications technologies or other technological changes could require us to incur substantial expenditures to enhance or adapt our services or infrastructure.  There are significant technical and financial costs and risks in the development of new or enhanced products and services, including the risk that we might be unable to effectively use new technologies, adapt our services to emerging industry standards or develop, introduce and market enhanced or new products and services.  An inability to develop new products and services, or enhance existing offerings, could have a material adverse effect on our profitability.

We rely on external service providers to perform certain key functions.

We rely on a number of external service providers for certain key technology, processing, service and support functions.  These include the services of other broker-dealers, market makers, exchanges and clearinghouses to execute and settle client orders.  We contract with external providers for futures and foreign exchange clearing and related back-office services.  External content providers provide us with financial information, market news, charts, option and stock quotes, research reports and other fundamental data that we offer to clients.  These service providers face technological and operational risks of their own.  Any significant failures by them, including improper use or disclosure of our confidential client, employee or company information, could interrupt our business, cause us to incur losses and harm our reputation.

There can be no assurance that any external service providers will be able to continue to provide these services in an efficient, cost-effective manner or that they will be able to adequately expand their services to meet our needs.  An interruption in or the cessation of service by any external service provider as a result of systems failures, capacity constraints, financial constraints or problems, unanticipated trading market closures or for any other reason, and our inability to make alternative arrangements in a smooth and timely manner, if at all, could have a material adverse effect on our business, results of operations and financial condition.

If we are unable to establish sufficient sales and marketing capabilities we may not be able to generate sales and product revenue.

We currently have very limited operations for the sales, marketing and distribution of any products and services we develop.  The establishment of such organization will be critical to our success.  We expect to face competition in our efforts to establish strategic relationships from other companies vying for the same type of relationships.  If we are unable to establish an efficient marketing platform, we may not be able to penetrate the market on a scale required to become viable or profitable.

If we lose our key management personnel, we may not be able to successfully manage our business or achieve our objectives, and such loss could adversely affect our business, future operations and financial condition.

Our future success depends in large part upon the leadership and performance of our executive management team and key consultants.  If we lose the services of one or more of our executive officers or key consultants, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives.  We do not have “Key-Man” life insurance policies on our key executives.  If we lose the services of any of our key consultants, we may not be able to replace them with similarly qualified personnel, which could harm our business.  The loss of our key executives or our inability to attract and retain additional highly skilled employees may adversely affect our business, future operations, and financial condition.

The Selling Shareholders will have functional control of us.

Upon the closing of the Transaction, the Selling Shareholders are obtaining a 60% ownership interest in us.  They will be able to significantly influence, if not control, many aspects of our operations, including the election of directors, increases in the authorized capital, dissolution, acquisitions, sale of assets or mergers, and generally direct our affairs.

Risks Related to International Markets and Regulatory Environment

Extensive regulation of our business limits our activities and may subject us to significant penalties.

As a participant in the securities and financial services industries, we are subject to extensive regulation under foreign laws by governmental agencies, supervisory authorities, and self-regulatory organizations (“SROs”).  Such regulation becomes more extensive and complex in response to market disruptions.  The requirements imposed by our regulators are designed to ensure the integrity of the financial markets, the safety and soundness of financial institutions, and the protection of clients.  These regulations often serve to limit our activities by way of capital, customer protection and market conduct requirements, and restrictions on the business activities that we may conduct.  Despite our efforts to comply with applicable regulations, there are a number of risks, particularly in areas where applicable regulations may be unclear or where regulators revise their previous guidance.  Any enforcement actions or other proceedings brought by regulators against us or our affiliates, officers or employees could result in fines, penalties, cease and desist orders, suspension or expulsion, or other disciplinary sanctions, including limitations on our business activities, any of which could harm our reputation and adversely affect our results of operations and financial condition. We could fail to establish and enforce procedures to comply with applicable regulations, which could have a material adverse effect on our business.

Our websites are accessible world-wide over the Internet, and we expect to have account holders located outside the United States. These accounts are spread across many jurisdictions. Adverse action by foreign regulators with respect to regulatory compliance by us in foreign jurisdictions could adversely affect our revenues from clients in such countries or regions.

In addition, we use the Internet as a major distribution channel to provide services to our clients. A number of regulatory agencies have adopted regulations regarding client privacy, system security and safeguarding practices and the use of client information by service providers. Additional laws and regulations relating to the Internet and safeguarding practices could be adopted in the future, including laws related to identity theft and regulations regarding the pricing, taxation, content and quality of products and services delivered over the Internet. Complying with these laws and regulations may be expensive and time-consuming and could limit our ability to use the Internet as a distribution channel, which would have a material adverse effect on our business and profitability.

Legislation or changes in rules and regulations could negatively impact our business and financial results.

New legislation, rule changes, or changes in the interpretation or enforcement of existing foreign and SRO rules and regulations, may directly affect our operation and profitability or our specific business lines.  Our profitability could also be affected by rules and regulations which impact the business and financial communities generally, including changes to the laws governing taxation, electronic commerce, client privacy and security of client data.  In addition, the rules and regulations could result in limitations on the lines of business we conduct, modifications to our business practices, increased capital requirements, or additional costs.

Our profitability could also be affected by rules and regulations that impact the business and financial communities generally, including changes to domestic and foreign laws governing banking, fiduciary duties, conflicts of interest, taxation, electronic commerce, client privacy and security of client data.

We are subject to litigation and regulatory investigations and proceedings and may not always be successful in defending against such claims and proceedings.

The financial services industry faces substantial litigation and regulatory risks. We are subject to arbitration claims and lawsuits in the ordinary course of our business, as well as class actions and other significant litigation.  We also are the subject of inquiries, investigations and proceedings by regulatory and other governmental agencies.  Actions brought against us may result in settlements, awards, injunctions, fines, penalties and other results adverse to us. Predicting the outcome of such matters is inherently difficult, particularly where claims are brought on behalf of various classes of claimants or by a large number of claimants, when claimants seek substantial or unspecified damages or when investigations or legal proceedings are at an early stage.  A substantial judgment, settlement, fine or penalty could be material to our operating results or cash flows for a particular period, depending on our results for that period, or could cause us significant reputational harm, which could harm our business prospects.  In market downturns, the volume of legal claims and amount of damages sought in litigation and regulatory proceedings against financial services companies have historically increased.  We may also be subject to litigation claims from third parties alleging infringement of their intellectual property rights.  Such litigation can require the expenditure of significant resources, regardless of whether the claims have merit.  If we were found to have infringed a third-party patent or other intellectual property right, then we could incur substantial liability and in some circumstances could be enjoined from using the relevant technology or providing related products and services, which could have a material adverse effect on our business and results of operations.

Movements in foreign currency exchange rates could negatively affect our operating results.

The functional currency for most of our operations is the U.S. dollar. All of our revenues and a significant portion of our costs are denominated in U.S. dollars; however, some costs and certain asset and liability accounts are denominated in local currencies, including the Indonesian rupiah. Generally, our results are positively affected when the U.S. dollar strengthens in relation to those foreign currencies and adversely affected when the U.S. dollar weakens in relation to those foreign currencies.

Risks Related to our Common Stock and our Status as a Public Company

The relative lack of public company experience of our management team may put us at a competitive disadvantage.

Our management team lacks public company experience and is generally unfamiliar with the requirements of the United States securities laws and U.S. Generally Accepted Accounting Principles, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002.  Our senior management team has never had responsibility for managing a publicly traded company.  Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis.  Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements.

 Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties and distract our management from attending to the growth of our business.

Shares of our common stock that have not been registered under the Securities Act of 1933, as amended, regardless of whether such shares are restricted or unrestricted, are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which apply to a “shell company.” In addition, any shares of our common stock that are held by affiliates, including any received in a registered offering, will be subject to the resale restrictions of Rule 144(i).

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  As such, we may be deemed a “shell company” pursuant to Rule 144 prior to the Exchange Transaction, and as such, sales of our securities pursuant to Rule 144 are not able to be made until a period of at least 12 months has elapsed from the date on which our Current Report on Form 8-K is filed with the SEC reflecting our status as a non-“shell company.”  Therefore, any restricted securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the SEC and/or until a year after the date of the filing of our Current Report on Form 8-K and we have otherwise complied with the other requirements of Rule 144.  As a result, it may be harder for us to fund our operations and pay our employees and consultants with our securities instead of cash.  Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the SEC, which could cause us to expend additional resources in the future. Our previous status as a “shell company” could prevent us from raising additional funds, engaging employees and consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless.  Lastly, any shares held by affiliates, including shares received in any registered offering, will be subject to the resale restrictions of Rule 144(i).

We will be required to incur significant costs and require significant management resources to evaluate our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act, and any failure to comply or any adverse result from such evaluation may have an adverse effect on our stock price.

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).  Section 404 requires us to include an internal control report with the Annual Report on Form 10-K.  This report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year.  This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified.  Failure to comply, or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities.  Management believes that our internal controls and procedures are currently not effective based on certain material weaknesses including those described below:

i)
We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls.  As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

ii)
We do not have an audit committee or an independent audit committee financial expert.  While not being legally obligated to have an audit committee or independent audit committee financial expert, it is management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over our financial statements.

iii)
We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud-related risks and the risks related to non-routine transactions, if any, on our internal control over financial reporting.  Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

iv)	We lack personnel with formal training to properly analyze and record complex transactions in accordance with U.S. GAAP.

v)	We have limited segregation of duties which is not consistent with good internal control procedures.

Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources.  There can be no assurance that we will be able to fully comply with Section 404 or that we and our independent registered public accounting firm would be able to conclude that our internal control over financial reporting is effective at fiscal year end.  As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities, as well as subject us to civil or criminal investigations and penalties.  In addition, our independent registered public accounting firm may not agree with our management’s assessment or conclude that our internal control over financial reporting is operating effectively.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers and employees.

Our articles of incorporation eliminate the personal liability of our directors and officers to us and our stockholders for damages for breach of fiduciary duty as a director or officer, except for (i) acts or omissions which involve intentional misconduct, fraud or a knowing violation of law, or (ii) the payment of dividends in violation of the Nevada Revised Statutes.  Additionally, our Bylaws require us to indemnify our directors and officers to the fullest extent not prohibited by Nevada law.  The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit us and our stockholders.

Our stock is categorized as a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is categorized as a penny stock.  The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than US $5.00 per share or an exercise price of less than US $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to the penny stock rules.  Consequently, the penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes there is a high probability that speculative low-priced securities will not be suitable for at least some customers.  The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future, and we may not have sufficient funds legally available to pay dividends.  Even if funds are legally available for distribution, we may nevertheless decide not to pay any dividends.  We presently intend to retain all earnings for our operations.

A limited public trading market exists for our common stock, which makes it more difficult for our stockholders to sell their common stock in the public markets.

Our common stock is currently traded under the symbol “IGEX” based on quotations on the “Over-the-Counter Bulletin Board.”  The number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our stock until such time as we become more viable.  Additionally, many brokerage firms may not be willing to effect transactions in our securities.  As a consequence, there may be periods of several days or more when trading activity in our stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  There can be no assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities.  Due to the volatility of our common stock price, we may be the target of securities litigation in the future.  Securities litigation could result in substantial costs and divert management’s attention and resources.

Stockholders should also be aware that, according to SEC Release No. 34-29093, the market for “penny stocks,” such as our common stock, has suffered in recent years from patterns of fraud and abuse.  Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.  The occurrence of these patterns or practices could increase the future volatility of our share price

If we issue additional shares in the future, it will result in the dilution of our existing stockholders.

Our articles of incorporation authorize the issuance of up to 100,000,000 shares of common stock with a par value of $0.001 per share and 10,000,000 shares of preferred stock with a par value of $0.001 per share.  As of the Closing Date, we have 72,493,750 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.  As a result, our board of directors has the ability to issue a large number of additional shares of common stock and preferred stock without stockholder approval, which, if issued, could cause substantial dilution to our existing stockholders.  Our Board of Directors may choose to issue some or all of such shares to acquire one or more companies or properties and to fund our overhead and general operating requirements.  The issuance of any such shares may reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock.  If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current stockholders.

We may not qualify to meet listing standards to list our stock on an exchange.

The SEC approved listing standards for companies using reverse acquisitions to list on an exchange may limit our ability to become listed on an exchange. We would be considered a reverse acquisition company (i.e., an operating company that becomes an Exchange Act reporting company by combining with a shell Exchange Act reporting company) that cannot apply to list on NYSE, NYSE Amex or Nasdaq until our stock has traded for at least one year on the U.S. OTC market, a regulated foreign exchange or another U.S. national securities market following the filing with the SEC or other regulatory authority of all required information about the transaction, including audited financial statements. We would be required to maintain a minimum $4 share price ($2 or $3 for Amex) for at least 30 of the 60 trading days before our application and the exchange’s decision to list our stock. We would be required to have timely filed all required reports with the SEC (or other regulatory authority), including at least one annual report with audited financials for a full fiscal year commencing after filing of the above information.  Although there is an exception for a firm underwritten IPO with proceeds of at least $40 million, we do not anticipate being in a position to conduct an IPO in the foreseeable future.  To the extent that we cannot qualify for a listing on an exchange, our ability to raise capital will be diminished.

ITEM 2.        PROPERTIES.

Our executive offices are located at Menara Standard Chartered, JI. Prof. Dr. Satrio 30th Floor, Jakarta Indonesia KAV146. We currently do not own any physical property or own any real property.

ITEM 3.         LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.        MINE SAFETY DISCLOSURES

None.

PART II

ITEM  5.                      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

General

Our authorized capital stock consists of 100,000,000 shares of common stock, with a par value of $0.001 per share, and 10,000,000 shares of preferred stock, with a par value of $0.001 per share. As of July 31, 2013, there were 72,493,750 shares of our common stock issued and outstanding. We have not issued any shares of preferred stock.

Market Information

Our shares of common stock commenced trading on the OTC Bulletin Board under the symbol “CLRV”. Our shares became eligible for quotation on the OTC Bulletin Board in May 2009, and have since been quoted on the OTCQB. On September 4, 2013 our symbol and name were changed to Indo Global Exchange(s) PTE, Ltd. and IGEX respectively. The high and low bid information for our common stock for the year ended July 31, 2013 is:

Fiscal 2014	High	Low
First Quarter (through September 13, 2012)	$0.80	$0.60
Fiscal 2013	High	Low
Fourth Quarter (through July 31, 2013)	$0.60	$0.60

Quotations provided by the OTCQB reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

We plan to offer financial  market access to customers in Indonesia, with access to  approximately thirty (30) global equity exchanges for trading in securities, approximately thirty (30) global equity exchanges for trading in Contract for Differences (CFD). These include the Euro Zone, United Kingdom, Japan, Asia, Oceania, Canada, and the United States. Trading will include approximately 180 currency pairs in spot (cash), forwards and options, gold and silver trading in spot (cash), forwards and options, financial futures, indices and commodity CFD’s and Exchange Traded Funds. We plan to provide a global trading and portfolio management platform as a web and phone based application. All of our customers will be contracted through ASR as required by law.

All of our customers will have access to, among other features, the trading platform, 24 hour technical support, personal account manager, remote phone access to staff, the ability to place online or  phone orders or amend orders, private remote chat facility, free seminar programs including webinars,  free software upgrades, technical and fundamental analysis, free fully functional simulation platform, the help desk for technical issues, one on one platform instruction, and free charting package, all of which are supplied by ASR.

In addition, we will offer:

•	Marked to market real time portfolio valuation on all assets.
•	Full transparency in account functions including cash movement.
•	Account statements in real time.
•	Full audit trail on client activity.
•	Live streaming news.
•	Full charting and technical analysis functionality.

A material challenge to our business operations will be getting enough customers. In order to achieve this goal we will have to create incentives through advertising and other marketing venues, also, through a referral program for our customers to inform others of our services. We will encourage customers to share news about their services through email, Facebook, and Twitter, and other social media websites. If we are unable to attract customers it may have a material impact on our revenues or income or may result in our liquidity decreasing.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We are a development stage company and have not generated any revenues. We cannot guarantee we will be successful in our business operations.

Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

To become profitable and competitive, we have to establish agreements with established service providers and or businesses to enable us to offer these venues to our clientele.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to our existing stockholders.

We anticipate that we will need to meet our ongoing cash requirements through the generation of revenue and equity and/or debt financing.  We estimate that our expenditures over the next 12 months will be approximately $869,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital.

Type	Amount	Percent
Salaries	145,000	16.68%
Professional services (IT development)	24,000	2.76%
Equipment	30,000	3.45%
Professional services (lawyers and accountants)	35,000	4.03%
Programming IT development	60,000	6.90%
Office, rent and expenses	150,000	17.27%
Travel expenses	53,000	5.76%
Government Fees	5,000.059%
Seminars	85,000	9.77%
Business Development fees	145,000	16.68%
Servers and bandwidth	15,000	1.72%
Bank fees and interest	2,000.023%
Administration	15,000	1.72%
Marketing and advertisement	120,000	13.80%
Total	869,000	100.00%

If we are not able to raise sufficient funds to fully implement our startup business plan for the next year as anticipated, we will scale our business development in line with available capital. Our primary priority will be to retain our reporting status with the SEC which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses. Once these costs are accounted for, in accordance with how much financing we are able to secure, we will focus on market awareness, and servicing costs as well as marketing and advertising to social media marketing websites.  We will likely not expend funds on the remainder of our planned activities unless we have the required capital.

Comparison of the years ended July 31, 2013and July 31, 2012

We generated no revenues for the fiscal years ended July 31, 2013 or July 31, 2012.  We incurred operating expenses in the amount of $38,197 for the fiscal year ended July 31, 2013, which comprises of general and administrative expenses.  For the fiscal year ended July 31, 2012, we incurred a total operating expense in the amount of $5,960, which was comprised of general and administrative expenses.  The increase was attributed to a increase in our general and administrative expenses.

Liquidity and Capital Resources

Working Capital
	At July 31, 2013	At July31, 2012
Current Assets	$0	$0
Current Liabilities	(45,819)	(7,622)
Working Capital (Deficit)	$(45,819)	$(7,622)

Cash Flows		Year Ended		Year Ended
		July 31, 2013		July 31, 2012
Cash Flows (used in) provided by Operating Activities		$(38,197)		$5,960
Cash Flows from (used in) Financing Activities		15,000		--
Foreign currency translation		--		--
Net Increase (Decrease) in Cash During Period	$	(-)	$	(-)

The decline in our working capital at July 31, 2013 from the period ended July 31, 2009 is reflective of the current state of our business development, primarily due to the decrease in our professional fees paid, due to lack of available funding.  As of, July 31, 2013, we had cash on hand of $0. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended July 31, 2013, that there is substantial doubt that we will be able to continue as a going concern.

We have incurred a net loss of $124,141 for the period from May 7, 2008 (inception) to July 31, 2013 and have no revenues to date. Our future is dependent upon our ability to obtain financing. We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. Such investments are carried at cost, which is a reasonable estimate of their fair value. Cash equivalents are placed with high credit quality financial institutions.

Long-lived Assets

In accordance with the Financial Accounting Standards Board ("FASB") Accounts Standard Codification (ASC) ASC 360-10, "Property, Plant and Equipment," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. As of July 31, 2013 the Company recorded impairment of $21,500.

Asset retirement obligations

The Company has adopted the provisions of FASB ASC 410-20 "Asset Retirement and Environmental Obligations,"which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of March 31, 2013, there has been no asset retirement obligations recorded.

Foreign Currency Translation

The Company’s functional and reporting currency is the US dollar as substantially all of the Company’s operations are in United States dollars.

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

Fair Value of Financial Instruments

The Company’s only financial instruments are cash, accounts payable, and notes payable. Due to the short maturities of these financial instruments, their fair value approximates their carrying value.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC Topic 740, “Income Taxes”.  Under FASB ASC Topic 740, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets.  The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the reliability of the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies.  Due to the tentative and preliminary nature of those proposed standards, the Company’s management has not determined whether implementation of such standards would be material to its financial statements.

This update defers only those changes in update 2011-05 that relate to the presentation of reclassification adjustments. All other requirements in update 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements.

ASU No. 2011-05 and 2011-12 are effective for fiscal years (including interim periods) beginning after December 15, 2011. The Company does not expect this guidance to have a significant impact on its consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities." The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45.

An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning on or after January 1, 2013. The Company does not expect this guidance to have any impact on its consolidated financial position, results of operations or cash flows.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies.  Due to the tentative and preliminary nature of those proposed standards, the Company’s management has not determined whether implementation of such standards would be material to its financial statements.

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

ITEM 8. FINANCIAL STATEMENTS.

Index to Financial Statements:

Audited financial statements as of July 31, 2013, including:

1.	Reports of Independent Registered Public Accounting Firm;*
2.	Balance Sheets as of July 31, 2013 and 2012;
3.	Statements of Operations for the years ended July 31, 2013 and 2012and for the period from inception on May 7, 2008 to July31, 2012;
4.	Statements of Cash Flows for the years ended July 31, 2013 and 2012 and for the period from inception on May 7, 2008 to July 31, 2013;
5.	Statement of Stockholders’ Equity (Deficiency) for the period from inception on May 7, 2008 through July 31, 2013; and
6.	Notes to Financial Statements.

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Indo Global Exchange(s)Pte, Ltd

We have audited the accompanying balance sheets of Indo Global Exchange(s)Pte, Ltd. (a Development Stage Company) formerly Claridge Ventures, Inc. as of July 31, 2013 and 2012, and the related statements of operations, stockholders’ equity and cash flows for the years then ended and the period from inception on May 7, 2008 to July 31, 2013.  Indo Global Exchange(s)Pte, Ltd. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indo Global Exchange(s)Pte, Ltd (a Development Stage Company), formerly Claridge Ventures, Inc., as of July 31, 2013 and 2012, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. and the period from inceptionon  May 7, 2008 to July 31,2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result for the outcome of this uncertainty

/s/Madsen & Associates CPA’s, Inc.

Madsen & Associates CPA’s, Inc.
Salt Lake City, Utah

November 13, 2013

INDO GLOBAL EXCHANGE (S) PTE, LTD. (Formerly Claridge Ventures, Inc.)
(A Development Stage Company)
BALANCE SHEETS

	July 31,	July 31,
	2013	2012

ASSETS

CURRENT ASSETS:
Cash	$-	$-

TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Accounts payable and accrued expenses	$30,819	$7,622
Advances	15,000	-

TOTAL CURRENT LIABILITIES	45,819	7,622

SHAREHOLDERS' (DEFICIT) EQUITY:
Common stock, .001 par value 100,000,000 shares authorized
72,493,750 share issued and outstanding as of July 31, 2013 and 2012.	72,494	72,494
Paid in capital	(1,794)	(1,794)
Deficit Accumulated during the Exploration Stage	(116,519)	(78,322)

TOTAL SHAREHOLDERS' (DEFICIT) EQUITY	(45,819)	(7,622)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY	$-	$-

INDO GLOBAL EXCHANGE (S) PTE, LTD. (Formerly Claridge Ventures, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Year	For the Year	For the Period
	Ended	Ended	from May 7,
	July 31,	July 31,	2008 (Inception) to
	2013	2012	July 31, 2013

REVENUES	$-	$-	$-
Cost of operations	-	-	-

GROSS PROFIT	-	-	-

General and Administrative expense	38,197	(5,960)	65,019
Consulting	-	-	30,000
Impairment loss on mineral property costs	-	-	21,500

Total operating expenses	38,197	(5,960)	116,519

Provision for income taxes	-	-	-

NET INCOME/LOSS	$(38,197)	$(5,960)	$(116,519)

Weighted average common shares outstanding - basic and diluted	72,493,750	72,493,750	-

Net loss per share-basic and diluted	$(0.00)	$(0.00)	$-

INDO GLOBAL EXCHANGE (S) PTE, LTD. (Formerly Claridge Ventures, Inc.)
(A Development Stage Company)
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

				Deficit
	Common Stock		Additional	Accumulated	Total
	Number of		Paid-in	in Exploration	Shareholders'
	Shares	Par Value	Capital	Stage	Equity

BALANCE, MAY 7, 2008 (INCEPTION)	-	$-	$-	$-	$-
Shares subscribed at $0.001	43,750,000	43,750	(38,750)	-	5,000
Shares subscribed at $0.02	28,743,750	28,744	32,956	-	65,700
Net loss	-	-	-	(42,833)	(42,833)
BALANCE, JULY 31, 2008	72,493,750	$72,494	$(1,794)	$(42,833)	$27,867
Net loss				(40,364)	(40,364)
BALANCE, JULY 31, 2009	72,493,750	$72,494	$(1,794)	$(83,197)	$(12,497)
Net loss				(1,085)	(1,085)
BALANCE, JULY 31, 201	72,493,750	$72,494	$(1,794)	$(84,282)	$(13,582)
Net loss				-	-
BALANCE, JULY 31, 201	72,493,750	$72,494	$(1,794)	$(84,282)	$(13,582)
Net loss				5,960	5,960
BALANCE, JULY 31, 2012	72,493,750	$72,494	$(1,794)	$(78,322)	$(7,622)
Net loss				(38,197)	(38,197)
BALANCE, JULY 31, 2013	72,493,750	$72,494	$(1,794)	$(116,519)	$(45,819)

INDO GLOBAL EXCHANGE (S) PTE, LTD. (Formerly Claridge Ventures, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the Year	For the Year	For the Period
	Ended	Ended	from May 7,
	July31,	July31,	2008 (Inception) to
	2013	2012	July 31, 2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(38,197)	$5,960	$(116,519)
Adjustments to reconcile net loss to net cash
Impairment loss on mineral property costs	-	-	21,500
Changes in assets and liabilities:
Accounts payable and accrued expenses	23,197	(5,960)	30,819
NET CASH USED IN OPERATING ACTIVITIES	(15,000)	-	(64,200)
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of mineral rights	-	-	(21,500)
NET CASH USED BY INVESTING ACTIVITIES	-	-	(21,500)

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from Advances	15,000	-	15,000
Net proceeds from subscriptions	-	-	70,700
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,000	-	85,700

(Decrease) Increase in Cash and Cash Equivalents	-	-	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

INDO GLOBAL EXCHANGE (S) PTE, LTD.
Formerly Claridge Ventures, Inc.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2013

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Indo Global Exchange(s) PTE, Ltd. formerly Claridge Ventures Inc. (the "Company") was incorporated in the State of Nevada on May 7, 2008. The Company was organized to develop business opportunities .

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in United States (US) dollars. The Company has not produced any revenue from its principal business and is a development stage company.

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

Start-up Expenses

The Company expenses costs associated with start-up activities as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on May 7, 2008 to July 31, 2013.

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

INDO GLOBAL EXCHANGE (S) PTE, LTD.
Formerly Claridge Ventures, Inc.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2013

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

Income Taxes

Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. The Company has net operating losses of $116,519 as of July 31, 2013, with an approximate deferred tax asset of $40,800 that has been fully offset by a valuation allowance. These net operating losses begin to expire in 2033.

Recent Authoritative Pronouncements

The Company does not expect that the adoption of any recent accounting standards to have a material impact on its financial statements.

NOTE 3 –MINERAL PROPERTY ACQUISITION AND EXPLORATION COST

On July 17, 2008 the Company acquired a 100% interest in numerous claims known as the Pyramid Properties, located in the State of Nevada. The claims were purchased for $21,500 cash and accompanying the property purchase was a geological report which was included in the purchase price. During the year ended July 31, 2008, the Company determined that the carrying amount of the mineral claims were in excess of its estimated fair value and recognized an impairment loss on mineral claims costs of $21,500. these claims have currently expired and the property abandoned..

INDO GLOBAL EXCHANGE (S) PTE, LTD.
Formerly Claridge Ventures, Inc.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2013

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company has issued common shares to  a total of 39 individuals between May 7, 2008 and July 31, 2008. 43,750,000 shares were purchased at $0.001 by two individual for total proceeds of $5,000; 28,743,750 shares were purchased at $0.02 by 37 individuals for a total proceeds received by the company of $65,700.

On October 5, 2012 the company received approval with respect a 35 to 1 forward split bringing the total issued and outstanding common shares from 8,285,000 to 289,975,000 issued and outstanding common shares.

Effective August 6, 2013, after receipt of approval from FINRA,  the Company effected a 1-for-4 reverse stock split together with a corresponding reduction (from 400,000,000 to 100,000,000) in the number of authorized shares of the Company’s common stock (the “Reverse Split”).

The Reverse Split was duly approved by the Board of Directors of the Company on July 24, 2013 without stockholder approval in accordance with the authority conferred by Section 78.207 of the Nevada Revised Statutes.  In accordance with the Reverse Split, the corresponding reduction in the number of authorized shares of the Company’s common stock was effected via filing a Certificate of Change with the Nevada Secretary of State.   The full text of the Certificate of Change is filed herewith as Exhibit 3.2 and incorporated herein by reference.

Pursuant to the Reverse Split, holders of the Company’s common stock are deemed to hold 1 whole post-split share of the Company’s common stock for every 4 shares of the Company’s issued and outstanding common stock as classified immediately prior to the effective date of the Reverse Split.  No fractional shares of the Company’s common stock will be issued in connection with the Reverse Split.  Stockholders who are entitled to a fractional post-split share will receive in lieu thereof 1 whole post-split share. All of the stock splits have been retroactively reported in these financial statements.
NOTE 5 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of July 31, 2013 the Company had incurred accumulated losses since inception of $116,519. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to establish profitable operations.

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

INDO GLOBAL EXCHANGE (S) PTE, LTD.
Formerly Claridge Ventures, Inc.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2013

NOTE 6 – ADVANCES

During July 2013 the company received advances totaling $15,000 from an unrelated third party, the advance is non-interest bearing and there are no fixed terms of repayment.

NOTE 7 – SUBSEQUENT EVENTS

On September 23, 2013 (the “Closing Date”), Indo Global Exchange(s) Pte.Ltd., a Nevada corporation (formerly Claridge Ventures, Inc.) (the “Registrant” or “Company”), closed an asset purchase transaction (the “Transaction”) with Indo Global Exchange PTE LTD., a company organized under the laws of Singapore (“Indo Global”) and the shareholders of Indo Global (“Selling Shareholders”) pursuant to an Amended and Restated Asset Purchase Agreement dated as of the Closing Date (the “Purchase Agreement”) by and among the Company, Indo Global, and the Selling Shareholders.

In accordance with the terms of the Purchase Agreement, on the Closing Date, the Company issued 43,496,250 shares of its common stock (the “Shares”) directly to the Selling Shareholders in exchange for certain assets of Indo Global  (the “Assets”) including, rights to enter into certain agreements and certain intellectual property. The Company did not acquire any plant and equipment, and any other business and operational assets of Indo Global as part of the Assets, and the Company did not hire any employees of Indo Global. Indo Global will continue as an independent company, operating in Singapore after the Transaction. The Assets relate to the development and operation of an online trading platform and brokerage portal in Indonesia. The Company plans to in part utilize the Assets to provide online trading and brokerage facilities in Indonesia.

On September 23, 2013, Kenneth and Robert Edmundson surrendered an aggregate of 43,750,000 shares of our common stock for cancellation.  As such, immediately prior to the Transaction and after giving effect to the foregoing cancellations, the Registrant had 28,997,500 shares of common stock issued and outstanding. Immediately after the Transaction, the Registrant had 72,493,750 shares of common stock issued  and outstanding and the Selling Shareholders acquired approximately 60.00% of our issued and outstanding common stock.

 ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There has been changes in and no disagreements with our principal independent accountants. However, our principal independent accountants have changed.

On September 16, 2011 Jewett, Swartz, Wolfe and Associates (JSW). was dismissed as Indo Global Exchange (s) PTE, Ltd.  (the “Company”) independent registered public accounting firm.

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

We have engaged Madsen and Associates CPA'S as our independent auditors since September 2011.

On September 7, 2012 the PCAOB revoked the registration of Jewitt Schwartz, Wolfe and Associates.

During the year ended July 31, 2013 and through to the date hereof, neither we, nor anyone on our behalf, has consulted with, regarding the application of accounting principles to a specified transaction, whether completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has provided to us a written report or oral advice regarding such principles or audit opinion or any matter that was the subject of a disagreement or any reportable events as set for in Item 304(a)(3) of Regulation S-X.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2013.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.
We did not maintain appropriate cash controls – As of July 31, 2013, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.
We did not implement appropriate information technology controls – As at July 31, 2013, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of July 31, 2013, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in the next fiscal year, 2013- 2014.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.                 OTHER INFORMATION.

We have filed items on Form 8K During the fiscal year ending July 31, 2013

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Name	Age	Position
John O'Shea	47	President, CEO, Secretary Treasurer and Director (1)
Kenneth Edmundson	48	President, CEO and Director (3)
Robert Edmundson	52	Secretary Treasurer and Director (2)

(1) Effective July 17,  2013, John F. O’Shea was appointed as a member of the Company’s Board of Directors and as President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company, to fill the vacancies created by Mr. Edmundson’s resignations from the foregoing positions as noted above.

Mr. O’Shea, 47, does not have any family relationships with any other executive officers or directors of the Company, or persons nominated or chosen by the Company to become directors or executive officers.  There is no arrangement or understanding pursuant to which Mr. O’Shea was appointed as the sole member of the Company’s Board of Directors or as the Company’s sole officer.  Furthermore, the Company is not aware of any transaction requiring disclosure under Item 404(a) of Regulation S-K.  Mr. O’Shea is the sole member of the Company’s Board of Directors, and as such, the Board does not have any separate committees at this time.

(2) Effective July 17, 2013, Robert Edmundson resigned as a member of the Board of Directors of Claridge Ventures, Inc., a Nevada corporation (the “Company”), and as President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company.

(3) Effective March 14, 2013 Mr. Kenneth Edmundson resigned his position as President, CEO and a Director from the board of directors of Indo Global Exchange (s) PTE, Ltd.

Set forth below is a brief description of the background and business experience of our officers and directors:

John O'Shea

Mr. O’Shea has over twenty-six years of experience in the financial services and insurance industry. Since January 2011, Mr. O’Shea has served as Vice President Corporate Development for IndoTerra Resources, a private resource company which seeks to acquire highly prospective or mineral producing properties in the resource rich South Pacific.   From January 2005 to January 2011, Mr. O’Shea served as a Director of Global Electronic Trading Pty Ltd (“GET”), a business he co-founded in 1999. GET was licensed by ASIC and caters to both retail and wholesale clients in the futures, foreign exchange and precious metal markets.  From March 2003 to December 2004, Mr. O’Shea served as Business Development Manager for Bendigo Bank.  Prior to that time, Mr. O’Shea launched his first business in 1999, Inch Corp Pty Ltd, which took a “first adopter” approach and developed an online Risk Insurance, Health Insurance, mortgage and financial planning business.  Prior to launching Inch Corp, Mr. O’Shea served in a number of product and business development based roles with The Hannon Group (1990-1999) and William M Mercer (1987-1990). None of the aforementioned companies are a parent, subsidiary or affiliate of the Company.

Mr. O’Shea began his career as an Insurance Broker with AMP Insurance in 1985 and earned a Diploma of Advanced Outdoor Education from 1986 to 1988.  We believe that Mr. O’Shea’s broad experience in the financial services and insurance industry will provide our Board with helpful insight as to its growth potential and objectives.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, other than as described below, no other reports were required for those persons. We believe that, during the year ended July31, 2013, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 11.   EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-X during the fiscal year ended July31, 2013:

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualifie d Deferred Compen- sation Earnings ($)	All Other Compen -sation ($)	Total ($)
K Edmundson President,	2012/2013	$0	$0	$0	$0	$0	$0	$0	$0
R. Edmundson Sec/ Treas	2012/2013	$0	$0	$0	$0	$0	$0	$0	$0
John O'Shea	2013	$0	$0	$0	$0	$0	$0	$0	$0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

As at our year ended July 31, 2013, we did not have any outstanding equity awards.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 31, 2013 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND EXECUTIVE OFFICERS
Common Stock	John O'Shea	0	0%
5% STOCKHOLDERS
Common Stock	Kenneth Edmundson Robert Edmundson	26,500,000 Direct 17,500,000	60.36%

Notes:
(1)
Based on 72,493,750 shares of our common stock issued and outstanding as of July 31, 2013. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 31, 2013

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

ITEM 14.  PRINCIPAL AND ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended July 31, 2013 and 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended July 31, 2013	Year Ended July 31, 2012
Audit Fees	$5,000	$5,000
Audit Related Fees	8,300	8,300
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$13,300	$13,300

ITEM 15.  EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	Purchase Agreement between David Bending and Indo Global Exchange (s) PTE, Ltd. .(1)

14.1	Code of Ethics. (1)

31.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form S-1originally filed on September 10, 2008 as amended.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Indo Global Exchange(s) PTE, Ltd. (Formerly Claridge Ventures Inc.)

Date:	November 13, 2013	By:	/s/ John O'Shea
John O'Shea
Chief Executive Officer, Chief Financial Officer President, Secretary Treasurer and Director
(Principal Executive Officer
and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	November 13, 2013	By:	/s/ John O'Shea
President, CEO
(Principal Executive Officer
and Principal Accounting Officer)
Secretary, Treasurer and Director