Form 10-Q
period 2013-10-31
Indo Global Exchange(s) Pte, Ltd.
filed 2014-10-17
CIK 1442853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[ X ]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

[     ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

COMMISSION FILE NUMBER: 000-52766

INDO GLOBAL EXCHANGE(S) PTE, LTD.
(Exact name of registrant as specified in its charter)

Nevada	48-13088991
(State of incorporation)	(I.R.S. Employer Identification No.)

Menara Standard Chartered, JI. Prof. Dr. Satrio 30th Floor, Jakarta Indonesia KAV146
(Address of principal executive offices)

62 2125555600
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ]	No [ ] (Not Required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

As of October 8, 2014, there were 74,888,928 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

INDO GLOBAL EXCHANGE(S) PTE, LTD.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Indo Global Exchange(s) PTE, Ltd. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Indo Global" refers to Indo Global Exchange(s) PTE, Ltd.

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)

3

INDO GLOBAL EXCHANGE(S) PTE, LTD.
BALANCE SHEETS

	October 31,	July 31,
	2013	2013
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	56,341	30,819
Loan Payable	15,000	15,000

Total Liabilities	71,341	45,819

Stockholders' (Deficit)
Preferred stock, $.001 par value 10,000,000 shares authorized
no shares issued and outstanding	-	-
Common stock, $.001 par value 100,000,000 shares authorized
72,240,000 and 72,493,750 Issued and outstanding as of October 31, 2013	72,240	72,494
and July 31, 2013, respectively
Additional paid-in capital	(1,540)	(1,794)
Accumulated deficit	(142,041)	(116,519)

Total Stockholders' Equity Deficit	(71,341)	(45,819)

Total Liabilities and Stockholders' Deficit	$-	$-

INDO GLOBAL EXCHANGE(S) PTE, LTD.
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	October 31, 2013	October 31, 2012

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative expenses	25,522	-
Impairment of intangible asset	-	-

Total operating expenses	25,522

Net loss before provision for income taxes	(25,522)	-
Provision for income taxes	-	-

Net loss	(25,522)	-
Weighted average common shares outstanding -
Basic and diluted	72,240,000	72,493,750	(1)

Net loss per share – basic and diluted	$(0.00)	$(0.00)

1 All common share amounts and per share amounts in these financial statements reflect the four-to-one reverse stock split of the issued and outstanding shares of common stock of the Company, effective August 6, 2013, including retroactive adjustment of common share amounts. See Note 3

INDO GLOBAL EXCHANGE(S) PTE, LTD.
STATEMENTS OF CASH FLOWS
(unaudited)

	For the three	For the three
	Months Ended	Months Ended
	October 31,	October 31,
	2013	2012
Operating Activities
Net loss	$(25,522)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intangible asset	-	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	25,522	-

Net Cash Used In Operating Activities	-	-

Investing Activities
Payment for Mining claims	-	-

Net Cash Used In Investing Activities	-	-

Financing Activities:
Proceeds from unrelated Party Loans	-	-
Proceeds from issuance of common stock	-

Net Cash Provided By Financing Activities	-	-

Increase (Decrease) in Cash -
Cash, Beginning of Period	-	-

Cash, End of Period	-	-

Supplemental Disclosure of Cash Flow Information:
Cancellation of Shares	43,750	-
Issuance of Shares	(43,496)	-

INDO GLOBAL EXCHANGE(S) PTE, LTD.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2013
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Indo Global Exchange(s) PTE, Ltd. formerly Claridge Ventures Inc. (the "Company") was incorporated in the State of Nevada on May 7, 2008. The Company was organized to develop business opportunities.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in United States (US) dollars. The Company has not produced any revenue from its principal business..

The unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended July 31, 2013 included in our Annual Report on Form 10-K. The results of the three months periods ended October 31, 2013 are not necessarily indicative of the results to be expected for the full year ending July 31, 2014.

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

Start-up Expenses

The Company expenses costs associated with start-up activities as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Loss Per Share

The Company computed basic and diluted loss per share amounts using generally accepted accounting principles  There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

INDO GLOBAL EXCHANGE(S) PTE, LTD.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2013

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

Fair Value of Financial Instruments - On July 1, 2008, the Company adopted Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures ("Topic 820"). Topic 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The Company’s adoption of fair value measurements and disclosures did not have a material impact on the financial statements and financial statement disclosures.

Income Taxes

The Company records income taxes in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes.” The standard requires, among other provisions, an asset and liability approach to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Recent Accounting Pronouncements

Adopted

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.
The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP.

The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendment in this standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-04 will have on our financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our financial statements.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended October 31, 2013, thereby no longer presenting or disclosing any information required by Topic 915.

INDO GLOBAL EXCHANGE(S) PTE, LTD.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2013
(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Not Adopted

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendment in this standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.
We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3– STOCKHOLDERS’ EQUITY

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

INDO GLOBAL EXCHANGE(S) PTE, LTD.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2013
(Unaudited)

NOTE 3– STOCKHOLDERS’ EQUITY (continued)

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

On September 23, 2013, Kenneth and Robert Edmundson surrendered an aggregate of 43,750,000 shares of our common stock for cancellation.  As such, immediately prior to the Transaction and after giving effect to the foregoing cancellations, the Registrant had 28,997,500 shares of common stock issued and outstanding. Immediately after the Transaction, the Registrant issued 43,496,250 to the selling shareholders bringing the total issued and outstanding sharesto 72,240,000 shares of common stock issued and outstanding and the Selling Shareholders acquired approximately 60.00% of our issued and outstanding common stock.

The Registrant issued 43,496,250 to the selling shareholders in consideration  in the Asset Purchase Agreementand had a contract value of  $43,496. However, the Asset Purchase Agreement would be valued at $0 as there was no formal valuation.

Common stockholders are entitled to 1 vote per common share held. There are no special rights or privileges afforded to common share holders.

NOTE 4– GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of October 31, 2013 the Company had incurred accumulated losses since inception of $142,041. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to establish profitable operations.

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

NOTE 5– LOAN PAYABLE

During July 2013 the company received advances totaling $15,000 from a related party, the advance is non-interest bearing and is due on demand giving thirty days written notice.

INDO GLOBAL EXCHANGE(S) PTE, LTD.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2013
(Unaudited)
NOTE 6 - SUBSEQUENT EVENTS

On May 29, 2014, Indo Global Exchange(s) Pte. Ltd. (the “Company”) entered into an engagement agreement (the “Agreement”) with International Global Exchange (AUST) (“IGE”), PT Griya Matahari Bali, and Kina Securities Limited (“Kina”) with an effective date of November 25, 2013.   Pursuant to the terms of the Agreement, Kina appointed the Company, IGE and PT Griya Matahari Bali (collectively, “IGEX”) to provide certain services to Kina, including use of IGEX’s comprehensive online trading platform for Kina referred clients, which platform includes access to 21 global equity exchanges, account statements in real time, live streaming news and other features and capabilities.  IGEX has agreed to (i) act as administrator, promoter, educator and integrator for all Kina referred clients, (ii) monitor any developments on transactions that occur on accounts of such Kina referred clients, and (iii) provide technical and market analysis support.  IGEX has also agreed to provide a range of seminars as required by Kina, which shall provide instruction on the use of IGEX’s online trading platform.

The term of the Agreement is ten (10) years and may be terminated for cause or without cause upon 120 days’ notice to the other party.  Kina may terminate the Agreement for cause upon the occurrence of certain events, including the following: IGEX (i) has a liquidator or receiver appointed, (ii) becomes an externally administered body, (iii) passes a resolution for winding up, (iv) is guilty of any fraudulent act or willful misconduct which is related to the Agreement, or (v) breaches the terms of the Agreement.

The Agreement includes certain other customary representations, warranties and covenants of the parties.  The parties also agreed to indemnify each other for losses, taxes, expenses, costs and liabilities which may by incurred as a result of a party ‘s breach of the Agreement.

IGEX and Kina will receive commissions for each trade conducted by a client, which total commission amounts shall be determined by Kina.  For trades under AUD 8,500, the exchange and settlement fee amount is AUD 18.00.   For trades over AUD 8,501, the exchange and settlement fee amount is AUD 12.00 plus 0.07% of the trade value.  IGEX will receive 30% of the overall commission fees while Kina will receive 70% of the overall commission fees.

ITEM 2        .MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

We have not generated any revenue from business operations to date, and to date, we have been unable to raise additional funds to implement our operations.  As a result, we consummated the Transaction with Indo Global.

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

Intellectual Property

              To date, we have not been granted any patents, trademarks, franchises, concessions or labor contracts at this time, however, we are preparing applications for trademarks in Canada and the United States and in the future other jurisdictions, and have no assurance of our ability to continue to use such names in association with the sale of our products and services.

             In the future we will enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information and intend to apply for other protections in the form of patents and copyrights if applicable. Failure to provide adequate protection our proprietary rights could expose us to infringement of our rights by other parties and could offer similar services, significantly harming our competitive position and decreasing our revenues.

Government Regulation

                We currently do not require approval of any government to offer our products and services. We do not expect that there will be any governmental regulations on our business. We will voluntarily refuse to accept orders from the following countries: Afghanistan, Angola, Cuba, Democratic People's Republic of Korea [North Korea], Eritrea, Federal Republic of Yugoslavia [Serbia and Montenegro], Iran, Iraq, Liberia, Libya, Myanmar [Burma], Rwanda, Sierra Leone, Syria, and Sudan. We expect no costs or effects of compliance of federal, state and local environmental laws on our business.

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

Our total expenditures over the next twelve months are anticipated to be approximately $869,000. Our cash on handas of October 31, 2013 is $0. We do not have sufficient cash on hand to fund our operations for the next twelve months. We also require additional financing.

RESULTS OF OPERATIONS

Working Capital

	October 31, 2013	July 31, 2013
Current Assets	$0	$0
Current Liabilities	$71,341	$45,819
Working Capital Deficit	$(71,341)	$(45,819)

Cash Flows

	Three Month Period Ended October 31, 2013	ThreeMonth Period Ended October 31, 2012
Cash Flows used in Operating Activities	$(25,522)	$0
Cash Flows used in Investing Activities	$0	$-
Cash Flows provided by Financing Activities	$0	$-
Net Increase (Decrease) in Cash During Period	$(25,522)	$0

As of October 31, 2013, we had cash on hand of $0. Since our inception, we have used our common stock and promissory notes to raise money for our operations. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three month ended October 31, 2013 was $25,522 compared with $0 for the three month ended October 31, 2012. The increase in operating expenditures was a result of the Asset Purchase agreement.

Net loss for the three month period ended October 31, 2013 was $25,522 compared with $0 for the period ended October 31, 2012. The overall increase in net loss of $25,522 was attributed to the Asset Purchase agreement.

Liquidity and Capital Resources

As at October 31, 2013, the Company’s cash balance was $0
As at October 31, 2013, the Company had total liabilities of $71,341.
As at October 31, 2013, the Company had a working capital deficit of $(71,341)

Cashflow from Operating Activities

During the three month period ended October 31, 2013, the Company used $25,522 of cash for operating activities compared with $0 for the three month ended October 31, 2012.

Cashflow from Investing Activities

During the three month period ended October 31, 2013 and 2012, the Company paid $0 and $0 in investing activities.

Cashflow from Financing Activities

During the three month period ended October 31, 2013, the Company has net cash received of $0 from financing activities compared, with $0 in financing activities for the same period in 2012.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report for the year ended October 31, 2013 that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund any future business opportunities.

Critical Accounting Policies

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the audited financial statements included in this Annual Report.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes for the reporting period. Significant areas requiring the use of management estimates relate to the valuation of its business.

Recently Issued Accounting Pronouncements

We do  not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of October 31, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.     RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	Quarterly Issuances:

On September 23, 2013 the Registrant issued 43,496,250 shares of common stock.

2. Subsequent Issuances:

On June 19, 2014 the registrant issued 2,648,928 shares of common stock.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.        EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation*
3.4	Bylaws*
14.1	Code of Ethics*
31.1	Certification of Chief Executive Officer and as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to our Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on September 10, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDO GLOBAL EXCHANGE(S) PTE, LTD.
Date:	October 16, 2014	By:	/s/ John O'Shea
		Name:	John O'Shea
		Title:	Chief Executive Officer and Director