Form 10-Q
period 2014-01-31
Indo Global Exchange(s) Pte, Ltd.
filed 2014-11-03
CIK 1442853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[ X ]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

[     ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

COMMISSION FILE NUMBER	000-52766

INDO GLOBAL EXCHANGE(S) PTE, LTD.
(Exact name of registrant as specified in its charter)

Nevada	48-13088991
(State of incorporation)	(I.R.S. Employer Identification No.)

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

As of October 31, 2014, there were 74,888,928 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

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

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Indo Global refers to Indo Global Exchange(s) PTE, Ltd.

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS (UNAUDITED)

INDO GLOBAL EXCHANGE(S) PTE, LTD.
BALANCE SHEETS
	January 31,	July 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS

Current Assets
Due From Related Party	$170	$-
Total Assets	$170	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	68,926	30,819
Related PartyLoan Payable	16,220	15,000
Unrelated Party Loan Payable	21,526
Total Liabilities	106,672	45,819

Stockholders' (Deficit)
Preferred stock, $.001 par value 10,000,000 shares authorized no shares issued and outstanding	-	-
Common stock, $.001 par value 100,000,000 shares authorized 72,240,000 and 72,493,750 Issued and outstanding as of January 31, 2014and July 31, 2013, respectively	72,240	72,494
Additional paid-in capital	(1,540)	(1,794)
Accumulated deficit	(177,202)	(116,519)

Total Stockholders' Deficit	(106,502)	(45,819)

Total Liabilities and Stockholders' Deficit	$170	$-

The accompanying notes are an integral part of these unaudited financial statements.

INDO GLOBAL EXCHANGE(S) PTE, LTD.
STATEMENTS OF OPERATIONS
(unaudited)

	For the three	For the three		For the Six	For the Six
	Months Ended	Months Ended		Months Ended	Months Ended
	31-Jan-14	31-Jan-13		31-Jan-14	31-Jan-13

REVENUES	$-	$-		$-	$-

OPERATING EXPENSES
General and administrative expenses	35,161	9,970		60,683	9,970
Impairment of intangible asset	-	-		-	-

Total operating expenses	35,161	9,970		60,683	9,970

Net loss before provision for income taxes	(35,161)	(9,970)		(60,683)	(9,970)

Provision for income taxes	-	-		-	-

Net loss	(35,161)	(9,970)		(60,683)	(9,970)

Weighted average common shares outstanding -
Basic and diluted	72,240,000	72,493,750	1	72,240,000	72,493,750	1

Net loss per share – basic and diluted	$(0.00)	$(0.00)		$(0.00)	$(0.00)

1
All common share amounts and per share amounts in these financial statements reflect the four-to-one reverse stock splits of the issued and outstanding shares of common stock of the Company, effective August 6, 2013 respectively, including retroactive adjustment of common share amounts. See Note 3

The accompanying notes are an integral part of these unaudited financial statements.

INDO GLOBAL EXCHANGE(S) PTE, LTD.
STATEMENTS OF CASH FLOWS
(unaudited)

	For the six	For the six
	Months Ended	Months Ended
	January 31, 2014	January 31, 2013

Operating Activities
Net loss	$(60,683)	$(9,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intangible asset	-	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	38,107	9,970
Net Cash Used In Operating Activities	(22,576)	-

Investing Activities
Payment for Mining claims	-	-
Net Cash Used In Investing Activities	-	-

Financing Activities:
Proceeds from related Party Loans	1,050	-
Proceeds from unrelated Party Loans	21,526	-
	-	-
Net Cash Provided By Financing Activities	22,576	-

Increase (Decrease) in Cash	-	-

Cash, Beginning of Period	-	-

Cash, End of Period	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

INDO GLOBAL EXCHANGE(S) PTE, LTD.
NOTES TO THE FINANCIAL STATEMENTS
 January 31, 2014
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

INDO GLOBAL EXCHANGE(S) PTE, LTD.
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2014
(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inceptionto-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended October 31, 2013, thereby no longer presenting or disclosing any information required by Topic 915.

INDO GLOBAL EXCHANGE(S) PTE, LTD.
NOTES TO THE FINANCIAL STATEMENTS
 January 31, 2014
(Unaudited)

Not Adopted

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendment in this standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU No. 2013-04 did not have a material impact on our financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The adoption of ASU No. 2013-07 did not have a material impact on our financial statements.

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

INDO GLOBAL EXCHANGE(S) PTE, LTD.
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2014
(Unaudited)

NOTE 3– STOCKHOLDERS’ EQUITY (continued)

Immediately after the Transaction, the Registrant issued 43,496,250 to the selling shareholders bringing the total issued and outstanding shares to 72,493,750 shares of common stock issued  and outstanding and the Selling Shareholders acquired approximately 60.00% of our issued and outstanding common stock.

The Registrant issued 43,496,250 to the selling shareholders in consideration  in the Asset Purchase Agreement and had a contract value of  $43,496. However, the Asset Purchase Agreement would bevalued at $0 as there was no formal valuation.
Common stockholders are entitled to 1 vote per common share held. There are no special rights or privileges afforded to common share holders.

NOTE 4 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of January 31, 2014 the Company had incurred accumulated losses since inception of $177,202. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to establish profitable operations.

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

NOTE 5 – RELATED PARTY LOANS PAYABLE

During the six months ended January 31, 2014,  the company received advances totaling $1,220 from a related  party, the advance is non-interest bearing and there are no fixed terms of repayment. The advances are payable on demand giving 30 days written notice.

NOTE 6 – UNRELATED PARTY LOANS PAYABLE

During the Period ended January 31, 2014 the Company received $21,526 In loans from unrelated third parties for the Company to continue its operations.The loans are non-interest bearing and have no fixed term of repayment until such time as the current offering is closed and shares are issued to the subscribers.  There is no set date for the closing of the offering.

NOTE 7--SUBSEQUENT EVENTS

On May 29, 2014, Indo Global Exchange(s) Pte. Ltd. (the “Company”) entered into an engagement agreement (the “Agreement”) with International Global Exchange (AUST) (“IGE”), PT Griya Matahari Bali,and Kina Securities Limited (“Kina”) with an effective date of November 25, 2013.   Pursuant to the terms of the Agreement, Kina appointed the Company, IGE and PT Griya Matahari Bali (collectively, “IGEX”) to provide certain services to Kina, including use of IGEX’s comprehensive online trading platform for Kina referred clients, which platform includes access to 21 global equity exchanges,   account statements in real time, live streaming news and other features and capabilities.  IGEX has agreed to (i) act as administrator, promoter, educator and integrator for all Kina referred clients, (ii)    monitor any developments on transactions that occur on accounts of such Kina referred clients, and (iii) provide technical and market analysis support.  IGEX has also agreed to provide a range of seminars as required by Kina, which shall provide instruction on the use of IGEX’s online trading platform.

INDO GLOBAL EXCHANGE(S) PTE, LTD.
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2014
(Unaudited)

NOTE 7- SUBSEQUENT EVENTS (continued)

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

During May 2014 the unrelated party lenders executed subscription agreements to convert their loans to 282,932 and 150,000 shares in the Company.

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

              Our total expenditures over the next twelve months are anticipated to be approximately $869,000. Our cash on hand as of January 31, 2014 is $Nil. We do not have sufficient cash on hand to fund our operations for the next twelve months. We also require additional financing.

RESULTS OF OPERATIONS

Working Capital

	January 31, 2014	July 31, 2013
Current Assets	$170	$0
Current Liabilities	$106,672	$45,819
Working Capital Deficit	$(106,502)	$(45,819)

Cash Flows

	Six Month Period Ended January 31, 2014	Six Month Period Ended January 31, 2013
Cash Flows used in Operating Activities	$(22,576)	$-
Cash Flows used in Investing Activities	$-	$-
Cash Flows provided by Financing Activities	$22,576	$-
Net Increase (Decrease) in Cash During Period	$-	$-

As of January 31, 2014, we had cash on hand of $Nil. Since our inception, we have used our common stock and promissory notes to raise money for our operations. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three month period ended January 31, 2014 was $35,161 compared with $9,970 for the three month ended January 31, 2013. The increase in operating expenditures was a result of the Asset Purchase agreement.

Net loss for the three month period ended January 31, 2014 was $35,161 compared with $9,970 for the period ended January 31, 2013. The overall increase in net loss of $25,191 was attributed to the Asset Purchase agreement and the commencement of a new business.

Operating expenses for the six month period ended January 31, 2014 was $60,683 compared with $9,970 for the six month ended January 31, 2013. The increase in operating expenditures was a result of the Asset Purchase agreement and the commencement of a new business.

Net loss for the six month period ended January 31, 2014 was $60,683 compared with $9,970 for the period ended January 31, 2013. The overall increase in net loss of $50,713 was attributed to the Asset Purchase agreement and the commencement of a new business.

Liquidity and Capital Resources

As at January 31, 2014, the Company’s cash balance was $Nil.

As at January 31, 2014, the Company had total liabilities of $106,672.

As at January 31, 2014, the Company had a working capital deficit of $(106,502)

Cashflow from Operating Activities

During the six month period ended January 31, 2014, the Company used $22,576 of cash for operating activities compared with $Nil for the six month ended January 31, 2013.

Cashflow from Investing Activities

During the six month period ended January 31, 2014 and 2013, the Company paid $0 and $0 in investing activities.

Cashflow from Financing Activities

During the three month period ended January 31, 2014, the Company has net cash received of $22,576 from financing activities compared, with $0 in financing activities for the same period in 2013.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report for the year ended July 31, 2013 that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of January 31, 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.           Quarterly Issuances:
During the three months ended January 31, 2014, the Company did not issue any shares of common stock.

2.           Subsequent Issuances:
Subsequent to the quarter, the Company Issued 2,648,928 shares of common stock.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation*
3.4	Bylaws*
14.1	Code of Ethics*
31.1	Certification of Chief Executive Officer and as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Incorporated by reference to our Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on September 10, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDO GLOBAL EXCHANGE(S) PTE, LTD.
Date:	October 31, 2014	By:	/s/ John O'Shea
John O'Shea
Chief Executive Officer and Director