Form 10-Q
period 2014-04-30
Indo Global Exchange(s) Pte, Ltd.
filed 2014-11-07
CIK 1442853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[ X ]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

As of November 4, 2014, there were 74,888,928 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS (UNAUDITED)

INDO GLOBAL EXCHANGE(S) PTE, LTD.
BALANCE SHEETS

	April 30,	July 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS

Current Assets
Due to Related party	$18,000	$-
Prepaid Rent	1,800	-

Total Assets	$19,800	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$68,575	$30,819
Related PartyLoan Payable	32,066	15,000
Unrelated Party Loan Payable	109,331

Total Liabilities	209,972	45,819

Stockholders' (Deficit)
Preferred stock, $.001 par value 10,000,000 shares authorized
no shares issued and outstanding	-	-
Common stock, $.001 par value 100,000,000 shares authorized
72,240,000 and 72,493,750 Issued and outstanding as of April 30, 2014	72,240	72,494
and July 31, 2013, respectively
Additional paid-in capital	(1,540)	(1,794)
Accumulated deficit	(260,872)	(116,519)

Total Stockholders' Deficit	(190,172)	(45,819)

Total Liabilities and Stockholders' Deficit	$19,800	$-

The accompanying notes are an integral part of these unaudited financial statements.

INDO GLOBAL EXCHANGE(S) PTE, LTD.
STATEMENTS OF OPERATIONS
(unaudited)

	For the three	For the three		For the Nine	For the Nine
	Months Ended	Months Ended		Months Ended	Months Ended
	April 30, 2014	April 30, 2013		April 30, 2014	April 30, 2013

REVENUES	$-	$-		$-	$-

OPERATING EXPENSES

General and administrative expenses	83,670	2,000		144,353	11,970

Total operating expenses	83,670	2,000		144,353	11,970

Net loss before provision for income taxes	(83,670)	(2,000)		(144,353)	(11,970)

Provision for income taxes	-	-		-	-

Net loss	(83,670)	(2,000)		(144,353)	(11,970)

Weighted average common shares outstanding -
Basic and diluted	72,240,000	72,493,750	1	72,240,000	72,240,000	1

Net loss per share – basic and diluted	$(0.00)	$(0.00)		$(0.00)	$(0.00)

1
All common share amounts and per share amounts in these financial statements reflect the four-to-one reverse stock splits of the issued and outstanding shares of common stock of the Company, effective August 6, 2013 respectively, including retroactive adjustment of common share amounts. See Note 3

The accompanying notes are an integral part of these unaudited financial statements.

INDO GLOBAL EXCHANGE(S) PTE, LTD.
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	April 30, 2014	April 30, 2013
Operating Activities
Net loss	$(144,353)	$(11,970)
Changes in operating assets and liabilities:
Prepaid rent	(1,800)
Accounts payable and accrued expenses	37,756	11,970
Net Cash Used In Operating Activities	(108,397)	-

Financing Activities:
Proceeds from due to related party	(18,000)
Proceeds from related party loans	17,066
Proceeds from unrelated party loans	109,331	-
Net Cash Provided By Financing Activities	108,397	-

Increase (Decrease) in Cash	-	-

Cash, Beginning of Period	-	-

Cash, End of Period	-	-

The accompanying notes are an integral part of these unaudited financial statements.

INDO GLOBAL EXCHANGE(S) PTE, LTD.
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2014
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
April 30, 2014
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

INDO GLOBAL EXCHANGE(S) PTE, LTD.
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2014
(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 2014,the FASB issued ASU 2014 10, Development StageEntities (Topic915) : Elimination of Certain FinancialReporting Requirements. ASU 201410 eliminates the distinction o f a development stage entity and certain related disclosure requirements, including the elimination of inception to-date information on the statements of operations, cashflows and stockholders' equity. The amendments in ASU2014-10 will be effective prospectively for annual reporting periods beginning after December15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU2014-10 since the quarter ended October31, 2013, thereby no longer presenting or disclosing any information required by Topic 915.

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

NOTE 3– STOCKHOLDERS’ DEFICIT

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

INDO GLOBAL EXCHANGE(S) PTE, LTD.
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2014
(Unaudited)

NOTE 3– STOCKHOLDERS’ DEFICIT (continued)

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
The Registrant issued 43,496,250 to the selling shareholders as consideration in the Asset Purchase Agreement and had a contract value of $43,496. However, the Asset Purchase Agreement would be valued at $0 as there was no formal valuation.

Common stockholders are entitled to 1 vote per common share held. There are no special rights or privileges afforded to common share holders.

NOTE 4 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of April 30, 2014the Company had incurred accumulated losses since inception of $260,872. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to establish profitable operations.

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

NOTE 5 – RELATED PARTY LOANS PAYABLE

During the nine month period ended April 30, 2014, the Company received advances totaling $17,066 from a related party, the advances are non-interest bearing and are payable upon demand giving 30 days written notice repayment.

NOTE 6 – UNRELATED PARTY LOANS PAYABLE

During the nine month period ended April 30, 2014, the Company received advances totaling $109,331from unrelated third parties, the advancesare non-interest bearing and there are no fixed terms of repayment until such time as the current equity offering is closed and shares are issued to the subscribers. There is no set date for the closing of the offering.

NOTE 7- SUBSEQUENT EVENTS

On May 29, 2014, Indo Global Exchange(s) Pte. Ltd. (the “Company”)entered in to an engagement agreement (the “Agreement”) with International Global Exchange (AUST) (“IGE”), PT Griya Matahari Bali, and Kina Securities Limited(“Kina”) with an effective date of November 25, 2013. Pursuant to the terms of the Agreement ,Kina appointed the Company, IGE and PT Griya Matahari Bali (collectively, “IGEX”) to provide certain services to Kina, including use of IGEX’s comprehensive online trading platform for Kina referred clients, which platform includes access to 21 global equity exchanges, account statements in real time, live streaming news and other features and capabilities. IGEX has agreed to (i) act as administrator, promoter, educator and integrator for all Kina referred clients, (ii )monitor any developments on transactions that occur on accounts of such Kina

 INDO GLOBAL EXCHANGE(S) PTE, LTD.
  NOTES TO THE FINANCIAL STATEMENTS
April 30, 2014
(Unaudited)

NOTE 7- SUBSEQUENT EVENTS (continued)

referred clients ,and (iii) provide technical and market analysis support. IGEX has also agreed to provide a range of seminars as required by Kina, which shall provide instruction on the use of IGEX’s online trading  platform. The term of the Agreement is ten (10) years and may be terminated for cause or without cause upon120 days notice to the other party. Kina may terminate the Agreement for cause upon the occurrence of certain events, including the following :IGEX (i) has a liquidator or receiver appointed, (ii) becomes an externally administered body, (iii) passes a resolution for winding up, (iv) is guilty of any fraudulent act or willful misconduct which is related to the Agreement, or (v) breaches the terms of the Agreement.

The Agreement includes certain other customary representations, warranties and covenants of the parties. The parties also agreed to indemnify each other for losses, taxes, expenses, costs and liabilities which may by incurred as a result of a party‘s breach of the Agreement.

IGEX and Kina will receive commissions for each trade conducted by a client, which total commission amounts shall be determined by Kina. For trade sunder AUD8,500, the exchange and settlement fee amount is AUD18.00.  For trades over AUD8,501, the exchange and settlement fee amount is AUD 12.00 plus 0.07% of the trade value. IGEX will receive 30% of the overall commission fees while Kina will receive 70% of the overall commission fees.

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

Prior to the Transaction, we were a public reporting “shell company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended and the rules and regulations promulgated thereunder (“Exchange Act”).  Accordingly, pursuant to the requirements of Item 2.01(f) of Form 8-K, set forth below is the information that would be required if we were filing a general form for registration of securities on Form 10 under the Exchange Act, for our common stock, which is the only class of our securities subject to the reporting requirements of Section 13 or Section 15(d) of the Exchange Act upon consummation of the Exchange Transaction.

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

In addition, we will offer:

●	Marked to market real time portfolio valuation on all assets.
●	Full transparency in account functions including cash movement.

●	Account statements in real time.
●	Full audit trail on client activity.

●	Live streaming news.
●	Full charting and technical analysis functionalit.

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

●	Full day Seminars. The seminar model will be a key marketing strategy for us to attract new clients.
●	Google add words, search engine optimization and key words.

●	Radio, which is very cost efficient in Indonesia (radio approximately $8 per 30 second advertisement).
●	Regional offices to provide a local presence, which will be key to establishing trust with our clients.

●	Positioning our brand online.
●	Supporting local communities such as Chinese, Muslim and Hindu groups.

●	Social media i.e., Facebook, Twitter, etc.
●	Television

●	Mobile Telephone Networks
●	Referral Programs

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

Our total expenditures over the next twelve months are anticipated to be approximately $869,000. Our cash on hand as of April 30, 2014 is $17,475. We do not have sufficient cash on hand to fund our operations for the next twelve months. We also require additional financing.

RESULTS OF OPERATIONS

Working Capital

	April 30, 2014	July 31, 2013
Current Assets	$19,800	$0
Current Liabilities	$209,972	$45,819
Working Capital Deficit	$(190,172)	$(45,819)

Cash Flows

	Nine Month Period Ended April 30, 2014	Nine Month Period Ended April 30, 2013
Cash Flows used in Operating Activities	$(108,397)	$0
Cash Flows used in Investing Activities	$0	$-
Cash Flows provided by Financing Activities	$108,397	$-
Net Increase (Decrease) in Cash During Period	$0	$0

As of April 30, 2014, we had cash on hand of $Nil. Since our inception, we have used our common stock and promissory notes to raise money for our operations. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three month period ended April 30, 2014 was $83,670 compared with $2,000for the three month ended April 30, 2013. The increase in operating expenditures was a result of the asset purchase agreement, and the commencement of a new business which includes payroll, office expenses, and increased operating costs.

Net loss for the nine month period ended April 30, 2014 was $144,353 compared with $11,970 for the nine month period ended April 30, 2013. The overall increase in net loss of $93,893 was attributed to the asset purchase agreement and the commencement of a new business, which includes payroll, office expenses, and increased operating costs.

Liquidity and Capital Resources

As at April 30, 2014, the Company’s cash balance was $Nil.
As at April 30, 2014, the Company had total liabilities of $209,972.
As at April 30, 2014, the Company had a working capital deficit of $(190,172)

Cashflow from Operating Activities

During the nine month period ended April 30, 2014, the Company used $108,397 of cash for operating activities compared with $11,970 for the ninemonth ended April 30, 2013.

Cashflow from Investing Activities

During the nine month period ended April 30, 2014 and 2013, the Company paid $0 and $0 in investing activities.

Cashflow from Financing Activities

During the three month period ended January April 30, 2014, the Company has net cash received of $108,397 from financing activities compared, with $0 in financing activities for the same period in 2013.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of April 30, 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ITEM 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.           Quarterly Issuances:
During the three months ended April 30, 2014, the Company did not issue any shares of common stock.

2.           Subsequent Issuances:
Subsequent to the quarter, the Company Issued 2,648,928shares of common stock.

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

INDO GLOBAL EXCHANGE(S) PTE, LTD.
Date:	November 6, 2014	By:	/s/ John O'Shea
John O'Shea
Chief Executive Officer and Director