Form 10-K/A
period 2012-07-31
Indo Global Exchange(s) Pte, Ltd.
filed 2015-02-12
CIK 1442853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)

[X] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended July 31, 2012

[   ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _______________ to _______________

COMMISSION FILE NUMBER:	000-53438

Indo Global Exchange(s) PTE, Ltd.
(Exact name of registrant as specified in it’s charter)

NEVADA	48-1308991
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Menara Standard Chartered, JI. Prof. Dr. Satrio 30th Floor, Jakarta Indonesia KAV146 Surabaya Indonesia
(Address of principal executive offices)(Zip Code)

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
Yes [X]   No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-X contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K.     [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer[ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company[X]

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes.[X]

State issuer’s revenues for its most recent fiscal year. $NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.):     $65,700

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 8,285,000 common shares issued and outstanding

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the Indo Global Exchange(s) Pte. Ltd (Formerly Claridge Ventures Inc.) (the "Company") annual report on Form 10-K for the period ended July 31, 2012, as amended (the "Original 10-K"), which was filed with the Securities and Exchange Commission (the "Commission") on November 16, 2012.

The financial statements included in the Original 10-K have been amended to reflect the following:

•	Removal of Jewett, Schwartz, Wolfe & Associates, P.L. (“JSW”) audit report; removal of the risk factor under Item 1A with respect to the JSW audit report and revised disclosure under Item 9;

•
Revised audit report of Madsen & Associates, CPA’s Inc. (“Madsen CPA’s) to comply with Rule 8-02 of Regulation S-X and including reference to audit of cumulative period from May 7, 2008 (inception) to July 31, 2012;

•
Correction of certain typographical errors on the Statements of Cash Flows, Statements of Operations and Statements of Changes in Shareholders’ Equity to correct numerical inconsistencies, which have also been revised in our Management’s Discussion and Analysis.

This Amendment speaks as of the original filing date of the Original 10-K.   The Company has not updated the disclosures contained herein to reflect any events which occurred subsequent to the filing of the Original 10-K.

We have also included as exhibits the certifications required under Section 302 and Section 906 of The Sarbanes-Oxley Act of 2002.

This Amendment should be read in conjunction with the Company's filings with the Commission made subsequent to November 16, 2012,  the date of the filing of the Original 10-K.

INDO GLOBAL EXCHANGE(S) PTE. LTD.
(FORMERLY CLARIDGE VENTURES, INC.)

ANNUAL REPORT ON FORM 10-K /A
FOR THE YEAR ENDED JULY 31, 2012

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

Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical ctivity of taking steps to remediate, or remedy, any environmental damage caused.

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

ITEM 2.     PROPERTIES.

Our executive offices are located at 3730-1015-4th Street SW Calgary Alberta T2R 1J4.  Our President, Kenneth Edmundson, currently provides this space to us free of charge. This space may not be available to us free of charge in the future.

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

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

As at July 31, 2012 we had a cash balance of $0, we will have to raise additional funds starting immediately in order to continue with minimal operations and to explore new opportunities.

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

RESULTS OF OPERATIONS

Summary of Year End Results
	Year Ended July 31
	2012	2011
Revenue	$--	$--
Expenses	(5,960)	--
Net Comprehensive Loss	$(5,960)	$--

Revenues

We have not earned any revenues to date and we do not anticipate earning any revenues in the near future and presently are seeking other business opportunities.

The Company’s expenses are primarily a result of minimal operating expenses.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
	At July 31, 2012	At July 31, 2011
Current Assets	$0	$0
Current Liabilities	(7,622)	(13,582)
Working Capital (Deficit)	$(7,622)	$(13,582)

Cash Flows
	Year Ended	Year Ended
	July 31, 2012	July 31, 2011
Cash Flows used in Operating Activities	$--	$--
Cash Flows from (used in) Financing Activities	--	--
Foreign currency translation	--	--
Net Increase (Decrease) in Cash During Period	$ (--)	$ (--)

Our working capital at July 31, 2012 was increased to $(7,622) from $(13,582) in fiscal 2011 as a result of a gain of $5,960  to operating expenses during the most recent fiscal year ended July 31, 2012.

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

Audited financial statements as of July 31, 2012, including:

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Claridge Ventures, Inc.

We have audited the accompanying balance sheets of Claridge Ventures, Inc.  (a Development Stage Company) as of July 31, 2012 and 2011, and the related statements of operations, stockholders’ equity and cash flows for the years then ended and the period from inception on May 7, 2008 to July 31, 2012.  Claridge Ventures, Inc. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Claridge Ventures, Inc. (a Development Stage Company), as of July 31, 2012 and 2011, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. and the period from inceptionon  May 7, 2008 to July 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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
Madsen & Associates CPA’s, Inc.
Salt Lake City, Utah

November 13, 2013

CLARIDGE VENTURES, INC.
(An Exploration Stage Company)

BALANCE SHEETS

	July 31,	July 31,
	2012	2011

ASSETS

CURRENT ASSETS:
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Accounts payable and accrued expenses	$7,622	$13,582

TOTAL CURRENT LIABILITIES	7,622	13,582

SHAREHOLDERS' (DEFICIT) EQUITY:

Common stock, .001 par value 100,000,000 shares authorized 8,285,000 shares issued and outstanding as of July 31, 2012 and 2011.	8,285	8,285
Paid in capital	62,415	62,415
Deficit Accumulated during the Exploration Stage	(78,322)	(84,282)

TOTAL SHAREHOLDERS' (DEFICIT) EQUITY	(7,622)	(13,582)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY	$-	$-

CLARIDGE VENTURES, INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	For the Year	For the Year	For the Period
	Ended	Ended	from May 7,
	July 31,	July 31,	2008 (Inception) to
	2012	2011	July 31, 2012

REVENUES	$-	$-	$-

Cost of operations	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
General and administrative expenses	(5,960)	-	26,822
Consulting	-	-	30,000
Impairment loss on mineral property costs	-	-	21,500
Total operating expenses	(5,960)	-	78,322

Loss from continuing operations before provision for income taxes	5,960	-	(78,322)
	-	-	-
Provision for income taxes	-	-	-

NET INCOME/LOSS	$5,960	$-	$(78,322)

Weighted average common shares outstanding - basic and diluted	8,285,000	8,285,000

Net loss per share-basic and diluted	$-	$-

CLARIDGE VENTURES , INC.
(An Exploration Stage Company)

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

				Deficit
	Common Stock		Additional	Accumulated	Total
	Number of		Paid-in	in Exploration	Shareholders'
	Shares	Par Value	Capital	Stage	Equity

BALANCE, MAY 7, 2008 (INCEPTION)	-	$-	$-	$-	$-
Shares subscribed at $0.001	5,000,000	5,000	-	-	5,000
Shares subscribed at $0.02	3,285,000	3,285	62,415	-	65,700
Net loss	-	-	-	(42,833)	(42,833)
BALANCE, JULY 31, 2008	8,285,000	$8,285	$62,415	$(42,833)	$27,867
Net loss				(40,364)	(40,364)
BALANCE, JULY 31, 2009	8,285,000	$8,285	$62,415	$(83,197)	$(12,497)
Net loss				(1,085)	(1,085)
BALANCE, JULY 31, 2010	8,285,000	$8,285	$62,415	$(84,282)	$(13,582)
Net loss				-	-
BALANCE, JULY 31, 2011	8,285,000	$8,285	$62,415	$(84,282)	$(13,582)
Net loss				5,960	5,960
BALANCE, JULY 31, 2012	8,285,000	$8,285	$62,415	$(78,322)	$(7,622)

CLARIDGE VENTURES, INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

	For the Year	For the Year	For the Period
	Ended	Ended	from May 7,
	July31,	July31,	2008 (Inception) to
	2012	2011	July 31, 2012
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$5,960	$-	$(78,322)
Adjustments to reconcile net loss to net cash
Impairment loss on mineral property costs	-	-	21,500
Changes in assets and liabilities:
Accounts payable and accrued expenses	(5,960)	-	7,622

NET CASH USED IN OPERATING ACTIVITIES		-	(49,200)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of mineral rights	-	-	(21,500)
NET CASH USED BY INVESTING ACTIVITIES	-	-	(21,500)

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from Advances	-	-	-
Net proceeds from subscriptions	-	-	70,700
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	70,700

(Decrease) Increase in Cash and Cash Equivalents	-	-	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

Income Taxes

Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. The Company has net operating losses of $78,322 as of July 31, 2012, with an approximate deferred tax asset of $26,629 that has been fully offset by a valuation allowance. These net operating losses begin to expire in 2032.

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

NOTE 5 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of July 31, 2012 the Company had incurred accumulated losses since inception of $78,322. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to establish profitable operations.

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

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in the next fiscal year, 2012- 2013.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.  OTHER INFORMATION.

We have filed items on Form 8K During the fiscal year ending July 31, 2012.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their age and titles are as follows:

Name	Age	Position
Kenneth Edmundson	47	President, and Director
Robert Edmundson	51	Secretary Treasurer and Director

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

ITEM 11.   EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-X during the fiscal year ended July31, 2012:

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
K Edmundson President	2011/2012	$0	$0	$0	$0	$0	$0	$0	$0
R. Edmundson Sec/ Treas	2011/2012	$0	$0	$0	$0	$0	$0	$0	$0

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND EXECUTIVE OFFICERS
Common Stock	Kenneth Edmundson	3,000,000 Direct	36.22%
Common Stock	Robert Edmundson	2,000,000 Direct	24.14%
Common Stock	All Directors and Executive Officers as a Group (2 people)	5,000,000	60.36%
5% STOCKHOLDERS
Common Stock	Kenneth Edmundson Robert Edmundson	3,000,000 Direct 2,000,000 Direct	60.36%

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

	Year Ended July 31, 2012	Year Ended July 31, 2011
Audit Fees	$5,000	$5,000
Audit Related Fees	8,300	8,300
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$13,300	$13,300

ITEM 15.   EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	Purchase Agreement between David Bending and Claridge Ventures, Inc..(1)

14.1	Code of Ethics.

31.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

101.INS*	XBRL Instance Document(2)

101.SCH*	XBRL Taxonomy Extension Schema Document(2)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document(2)

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document(2)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document(2)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document(2)
(1) Filed with the SEC as an exhibit to our Registration Statement on Form S-1 originally filed on, September 10, 2008, as amended.
(2) Filed herewith.
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

Indo Global Exchange(s) PTE, Ltd. (Formerly Claridge Ventures, Inc.)

Date:	February 12, 2015	By:	/s/ John O'Shea
John O'Shea
Chief Executive Officer, Chief Financial Officer President, Secretary Treasurer and Director
(Principal Executive Officer
and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 12, 2015	By:	/s/ John O'Shea

President, Treasurer
(Principal Executive Officer
and Principal Accounting Officer)
Secretary, Treasurer and Director