Form 10-K/A
period 2012-07-31
Indo Global Exchange(s) Pte, Ltd.
filed 2015-02-12
CIK 1442853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes [X]

State issuer’s revenues for its most recent fiscal year. $NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.):     $65,700

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 8,285,000 common shares issued and outstanding

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A  (this "Amendment") to the Indo Global Exchange(s) Pte. Ltd (Formerly Claridge Ventures Inc.) (the "Company") Annual report on Form 10-K/A  for the period ended July 31, 2012  is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S–T which exhibits were inadvertently excluded from filing of Amendment No. 1 to the Form 10-K/A on February 12, 2015.

This Amendment No. 2 to the Form 10-K/A speaks as of the filing date of  the Form 10-K (the "Filing date"), does not reflect events that may have occurred subsequent to the  filing date, and does not modify or update in any way disclosures made in the Form 10-K as originally  filed on November 16, 2012.

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