Form 10-Q/A
period 2012-10-31
Indo Global Exchange(s) Pte, Ltd.
filed 2015-02-12
CIK 1442853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended October 31, 2012

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________ to ________

COMMISSION FILE NUMBER:	000-53438

Indo Global Exchange(s) PTE, Ltd.
(Exact name of small business issuer as specified in its charter)

NEVADA	48-1308991
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

☒	Yes	☐	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of theExchange Act).

☒	Yes	☐	No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of October 31, 2012, the Issuer had 289,975,000 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):

☐	Yes	☒	No

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this "Amendment") amends the Indo Global Exchange(s) Pte. Ltd (Formerly Claridge Ventures Inc.) (the "Company") quarterly report on Form 10-Q for the period ended October 31, 2012, as amended (the "Original 10-Q"), which was filed with the Securities and Exchange Commission (the "Commission") on December 17, 2012.

The financial statements included in the Original 10-Q have been amended to reflect the following:

• Correction of certain typographical errors on the Balance Sheets, Statements of Cash Flows,  and Statements of Operations to correct numerical inconsistencies, which have also been revised in our Management’s Discussion and Analysis.

• Revision to financial statements and disclosures to retroactively reflect a stock split which occurred October 5, 2012, as if the stock split occurred at the inception of the Company.

This Amendment speaks as of the original filing date of the Original 10-Q.   The Company has not updated the disclosures contained herein to reflect any events which occurred subsequent to the filing of the Original 10-Q.

We have also included as exhibits the certifications required under Section 302 and Section 906 of The Sarbanes-Oxley Act of 2002 and have furnished Exhibit 101 to the Form 10Q/A in accordance with Rule 405 of Regulation S–T.

This Amendment should be read in conjunction with the Company's filings with the Commission made subsequent to December 17, 2012,  the date of the filing of the Original 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item 310(b) of Regulation S-K and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended October 31, 2012 are not necessarily indicative of the results that can be expected for the year ending July 31, 2013.

As used in this Quarterly Report, the terms "we", "us", "our", the “Company” and “Claridge” mean Claridge Ventures, Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

CLARIDGE VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
(UNAUDITED)

	October 31,	July 31,
	2012	2012

ASSETS

CURRENT ASSETS:
Cash	$-	$-

TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Accounts payable and accrued expenses	$7,622	$7,622

TOTAL CURRENT LIABILITIES	7,622	7,622

SHAREHOLDERS' (DEFICIT) EQUITY:

Common stock, .00001 par value 400,000,000 shares authorized 289,975,000 shares issued and outstanding as of October 31, 2012 and July 31, 2012.	289,975	289,975
Paid in capital	(219,275)	(219,275)
Deficit Accumulated during the Exploration Stage	(78,322)	(78,322)

TOTAL SHAREHOLDERS' (DEFICIT) EQUITY	(7,622)	(7,622)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

CLARIDGE VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)

	For the Three	For the Three	For the Period
	Months Ended	Months Ended	from May 7,
	October 31,	October 31,	2008 (Inception) to
	2012	2011	October 31, 2012

REVENUES	$-	$-	$-
Cost of operations	-	-	-
GROSS PROFIT	-	-	-

OPERATING EXPENSES
General and administrative expenses	-	-	26,822
Consulting	-	-	30,000
Impairment loss on mineral property costs	-	-	21,500

Total operating expenses	-	-	78,322

Loss from continuing operations before provision for income taxes	-	-	(78,322)

Provision for income taxes	-	-	-

NET LOSS	$-	$-	$(78,322)

Weighted average common shares outstanding - basic and diluted	289,975,000	289,975,000

Net loss per share-basic and diluted	$0.00	$0.00

The accompanying notes are an integral part of these consolidated financial statements

CLARIDGE VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASHFLOWS
(UNAUDITED)

	For the Three	For the Three	For the Period
	Months Ended	Months Ended	from May 7,
	October 31,	October 31,	2008 (Inception) to
	2012	2011	October 31, 2012
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$-	$-	$(78,322)
Adjustments to reconcile net loss to net cash
Impairment loss on mineral property costs	-	-	21,500
Changes in assets and liabilities:
Accounts payable and accrued expenses	-	-	7,622

NET CASH USED IN OPERATING ACTIVITIES	-	-	(49,200)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of mineral rights	-	-	(21,500)
NET CASH USED BY INVESTING ACTIVITIES	-	-	(21,500)

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	-	-	-
Net proceeds from subscriptions receivable	-	-	70,700
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	70,700

(Decrease) Increase in Cash and Cash Equivalents	-	-	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

CLARIDGE VENTURES,, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
 October 31, 2012
(Unaudited)
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income Taxes

Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. The Company has cumulative net losses of $78,322 as of October 31, 2012, with an approximate deferred tax asset of $27,413 that has been fully offset by a valuation allowance. The net operating losses expire 20 years from the date incurred.

Recent Authoritative Pronouncements

The Company does not expect that the adoption of any recent accounting standards to have a material impact on its financial statements.

NOTE 3 –MINERAL PROPERTY ACQUISITION AND EXPLORATION COST

On July 17, 2008 the Company acquired a 100% interest in numerous claims known as the Pyramid Properties, located in the State of Nevada. The claims were purchased for $21,500 cashand accompanying the property purchase was a geological report which was included in the purchase price. During the year ended July 31, 2008, the Companydetermined that the carrying amount of the mineral claims were in excess of its estimatedfair value and recognized an impairment loss on mineral claims costs of $21,500. The Property has since been abandoned.

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

NOTE 5 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of October 31, 2012 the Company had  incurred accumulated losses since inception of $78,322 The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to establish profitable operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At October 31, 2012	At July 31, 2012
Current Assets	$0	$0
Current Liabilities	(7,622)	(7,622)
Working Capital (Deficit)	$(7,622)	$(7,622)

Cash Flows

Three Months Ended October 31, 2012
Cash Flows from (used in) Operating Activities	(0)
Cash Flows from (used in) Investing Activities	-
Cash Flows from (used in) Financing Activities	-
Net Increase (decrease) in Cash During Period	(0)

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

Future Financings

We have incurred a net loss of $78,322 for the period from May 7, 2008 (inception) to October 31, 2012 and have no revenues to date. Our future is dependent upon our ability to obtain financing. We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our consolidated financial statements for the year ended July 31, 2012.

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

If we do not obtain additional financing, our business will fail.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 4.       CONTROLS AND PROCEDURES.

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

None.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.       MINE SAFETY DISCLOSURES.

None.

ITEM 5.       OTHER INFORMATION.

None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Bylaws, as amended. (1)
4.1	Form of Share subscription.(1)
10.1	Purchase Agreement dated July 17, 2008 Between David Bending and Claridge Ventures, Inc.(1)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
101.INS*	XBRL Instance Document.(2)
101.SCH*	XBRL Taxonomy Extension Schema Document.(2)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.(2)
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.(2)
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.(2)
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.(2)
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

Indo Global Exchange(s) PTE, Ltd. (Formerly Claridge Ventures, Inc.)

Date:	February 12, 2015	By:	/s/ John O'Shea
		Name:	John O'Shea
		Title:	Chief Executive Officer, Chief Financial Officer President, Secretary Treasurer and Director
(Principal Executive Officer and Principal Accounting Officer)