Form 10-Q/A
period 2013-04-30
Indo Global Exchange(s) Pte, Ltd.
filed 2015-02-12
CIK 1442853

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of thevExchange Act).

☒	Yes	☐	No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of April 30, 2013, the Issuer had 289,975,000 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):

☐	Yes	☒	No

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this "Amendment") amends the Indo Global Exchange(s) Pte. Ltd (Formerly Claridge Ventures Inc.) (the "Company") quarterly report on Form 10-Q for the period ended April 30, 2013 solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S–T.

This Amendment No. 1 to the Form 10-Q speaks as of the filing date of  the Form 10-Q (the "Filing date"), does not reflect events that may have occurred subsequent to the  filing date, and does not modify or update in any way disclosures made in the Form 10-Q as filed on May 10, 2013.

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item 310(b) of Regulation S-K and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended April 30, 2013 are not necessarily indicative of the results that can be expected for the year ending July 31, 2013.

As used in this Quarterly Report, the terms "we", "us", "our", the “Company” and “Claridge” mean Claridge Ventures, Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

CLARIDGE VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
(UNAUDITED)

	April 30,	July 31,
	2013	2012

ASSETS

CURRENT ASSETS:
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Accounts payable and accrued expenses	$19,592	$7,622

TOTAL CURRENT LIABILITIES	19,592	7,622

SHAREHOLDERS' (DEFICIT) EQUITY:
Common stock, . 001 par value 400,000,000 shares authorized 289,975,000 shares issued and outstanding as of April 30, 2013 and July 31, 2012.	289,975	289,975
Paid in capital	(219,275)	(219,275)
Deficit Accumulated during the Exploration Stage	(90,292)	(78,322)

TOTAL SHAREHOLDERS' (DEFICIT) EQUITY	(19,592)	(7,622)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

CLARIDGE VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)

	For the Three	For the Three	For the Nine	For the Nine	For the Period
	Months Ended	Months Ended	Months Ended	Months Ended	from May 7,
	April 30,	April 30,	April 30,	April 30,	2008 (Inception) to
	2013	2012	2013	2012	April 30, 2013

REVENUES	$-	$-	$-	$-	$-

Cost of operations	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
General and administrative expenses	2,000		11,970	-	38,792
Consulting	-	-	-	-	30,000
Impairment loss on mineral property costs	-	-	-	-	21,500

Total operating expenses	2,000	-	11,970	-	90,292

Loss from continuing operations
before provision for income taxes	(2,000)	-	(11,970)	-	(90,292)

Provision for income taxes	-	-	-	-	-

NET LOSS	$(2,000)	$-	$(11,970)	$-	$(90,292)

Weighted average common shares outstanding - basic and diluted	289,975,000	289,975,000	289,975,000	289,975,000

Net loss per share-basic and diluted	$0.00	$0.00	$0,00	$0.00

The accompanying notes are an integral part of these consolidated financial statements

CLARIDGE VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASHFLOWS
(UNAUDITED)

	For the Nine	For the Nine	For the Period
	Months Ended	Months Ended	from May 7,
	April 30,	April 30,	2008 (Inception) to
	2013	2012	April 30, 2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(11,970)	$-	$(90,292)
Adjustments to reconcile net loss to net cash
Impairment loss on mineral property costs	-	-	21,500
Changes in assets and liabilities:
Accounts payable and accrued expenses	11,970	-	19,592

NET CASH USED IN OPERATING ACTIVITIES	-	-	(49,200)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of mineral rights	-	-	(21,500)
NET CASH USED BY INVESTING ACTIVITIES	-	-	(21,500)

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	-	-	-
Net proceeds from subscriptions receivable	-	-	70,700
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	70,700

(Decrease) Increase in Cash and Cash Equivalents	-	-	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At April 30, 2013	At July 31, 2012
Current Assets	$0	$0
Current Liabilities	(19,592)	(7,622)
Working Capital (Deficit)	$(19,592)	$(7,622)

Cash Flows

Three Months Ended April 30, 2013
Cash Flows from (used in) Operating Activities	(0)
Cash Flows from (used in) Investing Activities	-
Cash Flows from (used in) Financing Activities	-
Net Increase (decrease) in Cash During Period	(0)

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at April 30, 2013 and for all periods presented in the attached financial statements, have been included. Interim results for the nine month and three-month period ended April 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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