Form 10-K/A
period 2013-07-31
Indo Global Exchange(s) Pte, Ltd.
filed 2015-02-12
CIK 1442853

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

72,493,750 common shares issued and outstanding

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K (this "Amendment") amends the Indo Global Exchange(s) Pte. Ltd (Formerly Claridge Ventures Inc.) (the "Company") Annual report on Form 10-K for the period ended July 31, 2013 solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S–T.

This Amendment No. 1 to the Form 10-K speaks as of the filing date of  the Form 10-K (the "Filing date"), does not reflect events that may have occurred subsequent to the  filing date, and does not modify or update in any way disclosures made in the Form 10-K as originally filed on November 14, 2013.

ITEM 15.  EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	Purchase Agreement between David Bending and Indo Global Exchange (s) PTE, Ltd. .(1)

14.1	Code of Ethics. (1)

31.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)

32.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

101	Interactive Data Files (3)

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form S-1 originally filed on September 10, 2008 as amended.
(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K on November 14, 2013.
(3)	Filed herewith.

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