Form 10-K
period 2014-07-31
Indo Global Exchange(s) Pte, Ltd.
filed 2015-02-12
CIK 1442853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: July 31, 2014

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

N/A

                                (Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:	None.
Securities registered under Section 12(g) of the Exchange Act:	Shares of Common Stock, $0.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
 Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
 Yes [   ]     No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [  ]     No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-X contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)Yes [  ]    No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $762,708

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  388,588,928 common shares issued and outstanding

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JULY 31, 2014

PART I

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect,” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K

As used in this Annual Report, the terms “we,” “us,” “our,” “Indo Global,” and the “Company”, mean Indo Global Exchange (s) PTE, Ltd., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.     BUSINESS.

Corporate Background

We were organized under the laws of the State of Nevada on May 7, 2008 under the name “Claridge Ventures, Inc.” with an initial focus on the acquisition and exploration of mineral properties in the State of Nevada.  On August 6, 2013, we affected an 1 for 4 reverse split of its common stock and changed our name to “Indo Global Exchange(s) PTE. Ltd.” We have two wholly-owned subsidiaries: International Global Exchange (Aust) Pty Ltd and PT GriyaMatahari Bali.  International Global Exchange (Aust) Pty Ltd is based in Australia and was set up for the purpose of entering into the introducing broker agreement with Halifax.  PT GriyaMatahari Bali is based in Indonesia and was set up to allow us to operate in Indonesia under Indonesia law.

Asset Purchase Agreement

On September 23, 2013 (the “Closing Date”), we closed an asset purchase transaction (the “Transaction”) with Indo Global Pte. Ltd. (“Indo Global”) and the shareholders of Indo Global (the “Selling Shareholders”) pursuant to an Amended and Restated Asset Purchase Agreement dated as of the Closing Date (the “Purchase Agreement”).

In accordance with the terms of the Purchase Agreement, on the Closing Date, the Company issued 43,496,250 shares of its common stock (the “Shares”) directly to the Selling Shareholders in exchange for certain assets of Indo Global (the “Assets”) including, rights to enter into certain agreements and certain intellectual property. The Company did not acquire any plant and equipment, and any other business and operational assets of Indo Global as part of the Assets, and the Company did not hire any employees of Indo Global. Indo Global continues as an independent company, operating in Singapore after the Transaction.

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

In addition, we will offer:

	Marked to market real time portfolio valuation on all assets.
	Full transparency in account functions including cash movement.
	Account statements in real time.
	Full audit trail on client activity.
	Live streaming news.
	Full charting and technical analysis functionality.

Products/Services in Development

We are planning the commencement and development of a proprietary management tracking system that will record and assist our role as administrator and assist clients from their first meeting or call, to funding an account. We anticipate the commencement of our proprietary management tracking system once funding is available and we have allowed $60,000 for this from our annual budget.  We have entered into Introducing Broker Agreements with Halifax, Axitrader and FxPro to be our execution and clearing partners. We have also entered into a client referral relationship and services agreement with TodoHakot. We have entered into an agreement with Richard Jackson to act as service provider to allow access to his trading signals.

In October 2014, we designed and implemented a white label application on the back of the FxPro Super trader product which will provide a unique offering, allowing 3 times leverage to all of our Supertrader accounts. Whereby with a minimum investment of USD 10,000, the clients will be given a line of credit of USD 20,000 giving a total investment portfolio of USD 30,000. The product will be known as the IGEX Supertrader.

Revenues and Customers

Currently, we have limited revenues or customers. We plan to derive revenues from multiple sources. First, we plan on charging a trade fee for our services know as pips, we will be charging $25 per 1 Million lot each side. Second, we arechargeing a performance fee of 25% on all profits.which is deduted automatically from the clients account when they stop trading.

During the pilot program run in August and September IGEX run a number of business gatherings in Indonesia, this resulting in 40 new clients signing up with 20 funding there accounts with a total of $140,000 of investment funds. There has been a small amount of trading revenue during the pilot program. Since the pilot management has been working with FxPro to deploy its white label solution called IGEX SuperTrader. We have been testing the platform since September and stated puttinglive clients into the system in December 2014.

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

	Full day Seminars. The seminar model will be a key marketing strategy for us to attract new clients.
	Google add words, search engine optimization and key words.
	Radio, which is very cost efficient in Indonesia (radio approximately $8 per 30 second advertisement).
	Regional offices to provide a local presence, which will be key to establishing trust with our clients.
	Positioning our brand online.
	Supporting local communities such as Chinese, Muslim and Hindu groups.
	Social media i.e., Facebook, Twitter, etc.
	Television
	Mobile Telephone Networks
	Referral Programs

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

Trading in the financial markets can broadly be split into two groups:

	Business-to-business (B2B) trading, often conducted on exchanges, where large investment banks and brokers trade directly with one another, transacting large amounts of securities, and

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

For instruments that are not exchange-traded (e.g. US treasury bonds), the inter-dealer market substitutes for the exchange. This is where dealers trade directly with one another or through inter-dealer brokers (i.e. companies like GFI Group and BGC Partners. They acted as middle-men between dealers such as investment banks). This type of trading traditionally took place over the phone but brokers moved to offering electronic trading services instead.

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


Reduced cost of transactions – By automating as much of the process as possible (often referred to as "straight-through processing" or STP), costs are brought down. The goal is to reduce the incremental cost of trades as close to zero as possible, so that increased trading volumes don't lead to significantly increased costs. This has translated to lower costs for investors.


Greater liquidity – electronic systems make it easier to allow different companies to trade with one another, no matter where they are located. This leads to greater liquidity (i.e. there are more buyers and sellers) which increases the efficiency of the markets.


Greater competition – While electronic trading hasn't necessarily lowered the cost of entry to the financial services industry, it has removed barriers within the industry and had a globalisation-style competition effect. For example, a trader can trade futures on Eurex , Globex or LIFFE at the click of a button – he or she doesn't need to go through a broker or pass orders to a trader on the exchange floor.


Increased transparency – Electronic trading has meant that the markets are less opaque. It's easier to find out the price of securities when that information is flowing around the world electronically.


Tighter spreads – The "spread" on an instrument is the difference between the best buying and selling prices being quoted; it represents the profit being made by the market makers. The increased liquidity, competition and transparency means that spreads have tightened, especially for commoditized, exchange-traded instruments.

For retail investors, financial services on the web offer great benefits. We believe the primary benefits are the reduced cost of transactions, the availability of research materials for all concerned as well as the ease and the convenience.

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

	Not many Indonesian banks offer online trading;
	Local brokers have access to Indonesian stocks with limited access to global markets;

	Local commodity brokers offer gold and limited foreign exchange crosses (4 pairs); and
	Limited investment seminars or education programs are available.

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

We have limited capital resources and operations.  We expect to require substantial additional capital to advance our business.  We may not be able to obtain additional financing on terms acceptable to us, or at all.  Even if we obtain financing for our near term operations, we expect that we will require additional capital beyond the near term.  If we are unable to raise capital when needed, our business, financial condition and results of operations would be materially adversely affected, and we could be forced to reduce or discontinue our operations. If additional financing is obtained it may involve the sale of additional equity securities with the consequence of dilution to our current investors.

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

The secure transmission of confidential information over public networks is a critical element of our operations.  We are dependent on information technology networks and systems to securely process, transmit and store electronic information and to communicate with our clients and vendors.  As the breadth and complexity of this infrastructure continue to grow, the potential risk of security breaches and cyberattacksincreases.  In addition, vulnerabilities of our external service providers and other third parties could pose security risks to client information.  Such breaches could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information.

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

2.
We did not maintain appropriate cash controls – As of July 31, 2014, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.

3.
We did not implement appropriate information technology controls – As at July 31, 2014, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

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

Our common stock is currently traded under the symbol “IGEX” based on quotations on the OTC markets.  The number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our stock until such time as we become more viable.  Additionally, many brokerage firms may not be willing to effect transactions in our securities.  As a consequence, there may be periods of several days or more when trading activity in our stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  There can be no assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

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

Our articles of incorporation authorize the issuance of up to 100,000,000 shares of common stock with a par value of $0.001 per share and 10,000,000 shares of preferred stock with a par value of $0.001 per share.  As of the date of this Annual Report, we have 74,888,928 of common stock issued and outstanding and no shares of preferred stock issued and outstanding.  As a result, our board of directors has the ability to issue a large number of additional shares of common stock and preferred stock without stockholder approval, which, if issued, could cause substantial dilution to our existing stockholders.  Our Board of Directors may choose to issue some or all of such shares to acquire one or more companies or properties and to fund our overhead and general operating requirements.  The issuance of any such shares may reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock.  If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current stockholders.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.        PROPERTIES.

Our executive offices are located at Menara Standard Chartered, JI. Prof. Dr. Satrio 30th Floor, Jakarta Indonesia KAV146. We currently do not own any physical property or own any real property.

ITEM 3.         LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.        MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General

Our authorized capital stock consists of 100,000,000 shares of common stock, with a par value of $0.001 per share, and 10,000,000 shares of preferred stock, with a par value of $0.001 per share. As of July 31, 2014, there were 74,888,928 shares of our common stock issued and outstanding. We have not issued any shares of preferred stock.

Market Information

Our shares of common stock commenced trading on the OTC Bulletin Board under the symbol “CLRV”. Our shares became eligible for quotation on the OTC Bulletin Board in May 2009, and have since been quoted on the OTC markets.  On September 4, 2013 our name and symbol were changed to Indo Global Exchange(s) PTE, Ltd. and IGEX, respectively. The high and low bid information for our common stock for the fiscal years ended July 31, 2014 and 2013 is:

Fiscal Year 2014	High	Low
First Quarter	$0.82	$0.40
Second Quarter	$0.54	$0.05
Third Quarter	$0.01	$0.00
Fourth Quarter	$0.04	$0.01
Fiscal Year 2013	High	Low
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	N/A	N/A
Fourth Quarter	$0.64	$0.60

Quotations provided by the OTC reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions

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

Recent Sales of Unregistered Securities

On June 19, 2014, the Company issued 2,648,928 shares of common stock to Kenneth Kerster for $0.014 per share. The issuance was to settle debt owed to Kenneth Kerster. These shares were issued in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D, Rule 506 and comparable exemptions for sales to “accredited” investors under state securities laws.

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

Business Overview

We were organized under the laws of the State of Nevada on May 7, 2008 under the name “Claridge Ventures, Inc.” with an initial focus on the acquisition and exploration of mineral properties in the State of Nevada.  On August 6, 2013, we affected a 1 for 4 reverse split of its common stock and changed our name to “Indo Global Exchange(s) PTE. Ltd”.  We have two wholly-owned subsidiaries: International Global Exchange (Aust) Pty Ltd and PT GriyaMatahari Bali.  International Global Exchange (Aust) Pty Ltd is based in Australia and was set up for the purpose of entering into the introducing broker agreement with Halifax.  PT GriyaMatahari Bali is based in Indonesia and was set up to allow us to operate in Indonesia under Indonesia law.

On September 23, 2013 (the “Closing Date”), we closed an asset purchase transaction (the “Transaction”) with Indo Global Exchange PTE. LTD., a company organized under the laws of Singapore (“Indo Global”) and the shareholders of Indo Global (“Selling Shareholders”) pursuant to an Amended and Restated Asset Purchase Agreement (the “Purchase Agreement”).

In accordance with the terms of the Purchase Agreement, on the Closing Date, the Company issued 43,496,250 shares of its common stock (the “Shares”) directly to the Selling Shareholders in exchange for certain assets of Indo Global (the “Assets”) including, rights to enter into certain agreements and certain intellectual property. The Company did not acquire any plant and equipment, and any other business and operational assets of Indo Global as part of the Assets, and the Company did not hire any employees of Indo Global. Indo Global continues as an independent company, operating in Singapore after the Transaction.

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

We are currently in discussions with potential local partners within Indonesia to maximize our business potential and distribution reach. We have entered into Introducing Broker Agreements with Halifax, Axitrader and FxPro to be our execution and clearing partners. We have also entered in to a client referral relationship and services agreement with TodoHakot and have entered into an agreement with Richard Jackson to act as services provider to allow access to his trading signals. We also have a referral services agreement with Kina Securities.  We will also have the ability to affiliate with other financial institutions such as banks, financial planners and others in the financial services market.  We believe we are in a unique position to capitalize on the Indonesian market and gain a first move advantage to deliver a transparent and customer focused trading solution.  Our primary focus will be local middle to high income individuals and businesses within Indonesia whom we may describe as high net worth (those with assets over USD $100,000) estimated at approximately 4.9 million individuals. There are approximately 247 million people in Indonesia, which makes it the 4th most populous country in the world and 2% of the population is described as high net worth; this represents our initial target market. Once established in the Indonesian market, we plan to expand to the Philippines and Malaysia.

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

Type	Amount	Percent
Salaries	145,000	16.68%
Professional services (IT development)	24,000	2.76%
Equipment	30,000	3.45%
Professional services (lawyers and accountants)	35,000	4.03%
Programming IT development	60,000	6.90%
Office, rent and expenses	150,000	17.27%
Travel expenses	53,000	5.76%
Government Fees	5,000	.059%
Seminars	85,000	9.77%
Business Development fees	145,000	16.68%
Servers and bandwidth	15,000	1.72%
Bank fees and interest	2,000	.023%
Administration	15,000	1.72%
Marketing and advertisement	120,000	13.80%
Total	869,000	100.00%

RESULTS OF OPERATIONS

Working Capital
	At July 31, 2014	At July31, 2013
Current Assets	$14,633	$0
Current Liabilities	(375,207)	(45,819)
Working Capital (Deficit)	$(360,574)	$(45,819)

Cash Flows	Year Ended	Year Ended
	July 31, 2014	July 31, 2013
Cash Flows Used In provided by Operating Activities	$(236,860)	$(15,000)
Cash Flows Provided By Financing Activities	237,671	15,000
Foreign currency translation	(811)	-
Net Increase (Decrease) in Cash During Period	$ (-)	$ (-)

Operating Revenues

We have limited revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the year period ended July 31, 2014 was $416,011 compared with $38,197 for the year ended July 31, 2013. The increase in operating expenditures was a result of the asset purchase agreement, and the commencement of a new business which includes payroll, office expenses, and increased operating costs.

Net loss for the year period ended July 31, 2014 was $428,528 compared with $38,197 for the year period ended July 31, 2013. The overall increase in net loss of $390,331 was attributed to the asset purchase agreement and the commencement of a new business, which includes payroll, office expenses, and increased operating costs.

Liquidity and Capital Resources

As at July 31, 2014, the Company’s cash balance was $Nil. As at July 31, 2014, the Company had total liabilities of $375,207 and a working capital deficit of $(360,574).

Since our inception, we have used our common stock and promissory notes to raise money for our operations. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

There can be no assurance that we will be successful in procuring the financing we are seeking. Future cash flows are subject to a number of variables, including the level of production, economic conditions and maintaining cost controls. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand business operations and could harm our overall business prospects. In addition, we cannot be assured of profitability in the future.

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

Our total expenditures over the next twelve months are anticipated to be approximately $869,000. Our cash on hand as of July 31, 2014 and 2013 are $0. We have cash saved under related parties’ names and it amounted to $9,633 and $0 as of July 31, 2014 and 2013, respectively. We do not have sufficient cash on hand to fund our operations for the next twelve months. We also require additional financing.

Cash flow from Operating Activities

During the year period ended July 31, 2014, the Company used $236,860 of cash for operating activities compared with $15,000 for the year ended July 31, 2013. The increase of cash used for operating activities are mainly due to increased net loss, increased loss on debt settlement, more increase in accounts payable and accrued expenses. The increased loss and payables are due to commencement of new business and more expenses occurred.

Cash flow from Investing Activities

During the year period ended July 31, 2014 and 2013, the Company paid $0 and $0 in investing activities.

Cash flow from Financing Activities

During the year ended July 31, 2014, the Company has net cash received of $237,671 from financing activities compared with $15,000 in financing activities for the same period in 2013. The increased cash from financing activities are because of increased subscriptions during the year ended July 31, 2014 compared to the same period last year.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report for the year ended July 31, 2014 that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8. FINANCIAL STATEMENTS.

Index to Financial Statements:

1.	Reports of Independent Registered Public Accounting Firm;*
2.	Consolidated Balance Sheets as of July 31, 2014 and 2013;
3.	Consolidated Statements of Operations for the years ended July 31, 2014 and 2013
4.	Consolidated Statements of Cash Flows for the years ended July 31, 2014 and 2013
5.	Consolidated Statement of Changes in Stockholders’ Equity (Deficiency) for the years ended July 31, 2014 and 2013
6.	Notes to Consolidated Financial Statements

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Indo Global Exchange(s) Pte, Ltd and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Indo Global Exchange(s)Pte, Ltd. and Subsidiaries (the “Company”) as of July 31, 2014, and the related consolidated statement of operations, stockholders’ equity and cash flows for the year then ended.  Indo Global Exchange(s) Pte, Ltd. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indo Global Exchange(s) Pte, Ltd and subsidiaries, Inc., as of July 31, 2014, and the related statements of operations, stockholders’ equity and cash flows for the year then ended. in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result for the outcome of this uncertainty

 /s/ TAAD, LLP
Walnut, California

February 12, 2015

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indo Global Exchange(s)Pte, Ltd (a Development Stage Company), formerly Claridge Ventures, Inc., as of July 31, 2013 and 2012, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. and the period from inception on May 7, 2008 to July 31,2013 in conformity with accounting principles generally accepted in the United States of America.

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
Salt Lake City, Utah
November 13, 2013

INDO GLOBAL EXCHANGE (S) PTE, LTD.
CONSOLIDATED BALANCE SHEETS

	July 31, 2014	July 31, 2013
ASSETS
Current Assets
Due from related parties	$9,633	$-
Prepaid expenses	5,000	-
Total Assets	$14,633	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$112,903	$30,819
Due to a related party	22,975	-
Loans from a related party	15,000	15,000
Loans payable to unrelated parties	224,329	-

Total Liabilities	375,207	45,819

Stockholders' (Deficit)
Preferred stock, $.001 par value 10,000,000 shares authorized no shares issued and outstanding	-	-
Common stock, $.001 par value 100,000,000 shares authorized 74,888,928 and 72,493,750 Issued and outstanding as of July 31, 2014 and July 31, 2013, respectively	74,889	72,494
Additional paid-in capital	110,395	(1,794)
Accumulated other comprehensive income	(811)	-
Accumulated deficit	(545,047)	(116,519)

Total Stockholders' Deficit	(360,574)	(45,819)

Total Liabilities and Stockholders' Deficit	$14,633	$-

The accompanying notes are an integral part of the financial statements.

INDO GLOBAL EXCHANGE (S) PTE, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended July 31, 2014	For the Year Ended July 31, 2013

REVENUES	$10,656	$-

OPERATING EXPENSES

General and administrative expenses	416,011	38,197

Total operating expenses	416,011	38,197

Other (income) expenses
Loss on debt settlement	9,349	-
Interest expenses, net	13,824	-
Other (income) expenses	23,173	-

Net loss before provision for income taxes	(428,528)	(38,197)

Provision for income taxes	-	-

Net loss	(428,528)	(38,197)

Weighted average common shares outstanding -
Basic and diluted	72,582,349	72,493,750

Net loss per share – basic and diluted	$(0.01)	$(0.00)

The accompanying notes are an integral part of the financial statements.

INDO GLOBAL EXCHANGE (S) PTE, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit in Exploration Stage	Accumulated Other Comprehensive Income	Total Shareholder's Equity
BALANCE, MAY 7, 2008 (INCEPTION)	0	$0	$0	$0	$0	$0
Shares subscribed at $0.001	43,750,000	43,750	(38,750)	0	0	5,000
Shares subscribed at $0.02	28,743,750	28,744	36,956	0	0	65,700
Net loss	0	0	0	(42,833)	0	(42,833)
BALANCE, JULY 31, 2008	72,493,750	72,494	(1,794)	(42,833)	0	27,867
Net loss				(40,364)	0	(40,364)
BALANCE, JULY 31, 2009	72,493,750	72,494	(1,794)	(83,197)	0	(12,497)
Net loss				(1,085)	0	(1,085)
BALANCE, JULY 31, 2010	72,493,750	72,494	(1,794)	(84,282)	0	(13,582)
Net loss				0	0	0
BALANCE, JULY 31, 2011	72,493,750	72,494	(1,794)	(84,282)	0	(13,582)
Net loss				5,960	0	5,960
BALANCE, JULY 31, 2012	72,493,750	72,494	(1,794)	(78,322)	0	(7,622)
Net loss				(38,197)	0	(38,197)
BALANCE, JULY 31, 2013	72,493,750	72,494	(1,794)	(116,519)	0	(45,819)
Cancel common stock 0.001	(43,750,000)	(43,750)	43,750	0	0	0
Common stock issuance 0.001	43,496,250	43,496	(43,496)	0	0	0
Common Stock Issuance For Debt Settlement	2,648,928	2,649	34,436	0	0	37,085
Services paid and forgiven by a previous shareholder	0	0	77,499	0	0	77,499
Net loss	0	0	0	(428,528)	(811)	(429,339)
BALANCE, JULY 31, 2014	74,888,928	$74,889	$110,395	$(545,047)	(811)	$(360,574)

The accompanying notes are an integral part of the financial statements.

INDO GLOBAL EXCHANGE (S) PTE, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended July 31, 2014	For the Year Ended July 31, 2013
Operating Activities
Net loss	$(428,528)	$(38,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on debt settlement	9,349	0
Changes in operating assets and liabilities:
Prepaid expenses	(5,000)	-
Accounts payable and accrued expenses	187,319	23,197
Net Cash Used In Operating Activities	(236,860)	(15,000)

Financing Activities:
Payments to due from related parties	(9,633)	0
Proceeds from due to a related party	22,975	0
Proceeds from loans to a related party	0	15,000
Proceeds from unrelated party loans	224,329	0
Net Cash Provided By Financing Activities	237,671	15,000

Effect of exchange rate on cash and cash equivalents	(811)	0

Increase (Decrease) in Cash	0	0

Cash, Beginning of Period	$0	$0

Cash, End of Period	$0	$0

Non-cash activities:

Issuance of common stock for debt settlement	$37,085	$0

The accompanying notes are an integral part of the financial statements.

INDO GLOBAL EXCHANGE (S) PTE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2014

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Indo Global Exchange(s) PTE, Ltd. formerly Claridge Ventures Inc. (the "Company") was incorporated in the State of Nevada on May 7, 2008. The Company was organized to develop business opportunities.

On September 23, 2013 (the “Closing Date”), Indo Global Exchange(s) Pte. Ltd., a Nevada corporation (formerly Claridge Ventures, Inc.) (the “Registrant” or “Company”), closed an asset purchase transaction (the “Transaction”) with Indo Global Exchange PTE LTD., a company organized under the laws of Singapore (“Indo Global”) and the shareholders of Indo Global (“Selling Shareholders”) pursuant to an Amended and Restated Asset Purchase Agreement dated as of the Closing Date (the “Purchase Agreement”) by and among the Company, Indo Global, and the Selling Shareholders.

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

On May 29, 2014, Indo Global Exchange(s) Pte. Ltd. (the “Company”) entered in to an engagement agreement (the “Agreement”) with International Global Exchange (AUST) (“IGE”), PT GriyaMatahari Bali, and Kina Securities Limited (“Kina”) with an effective date of November 25, 2013. Pursuant to the terms of the Agreement, Kina appointed the Company, IGE and PT GriyaMatahari Bali (collectively, “IGEX”) to provide certain services to Kina, including use of IGEX’s comprehensive online trading platform for Kina referred clients, which platform includes access to 21 global equity exchanges, account statements in real time, live streaming news and other features and capabilities. IGEX has agreed to (i) act as administrator, promoter, educator and integrator for all Kina referred clients, (ii )monitor any developments on transactions that occur on accounts of such Kina referred clients ,and (iii) provide technical and market analysis support. IGEX has also agreed to provide a range of seminars as required by Kina, which shall provide instruction on the use of IGEX’s online trading  platform. The term of the Agreement is ten (10) years and may be terminated for cause or without cause upon120 days notice to the other party. Kina may terminate the Agreement for cause upon the occurrence of certain events, including the following: IGEX (i) has a liquidator or receiver appointed, (ii) becomes an externally administered body, (iii) passes a resolution for winding up, (iv) is guilty of any fraudulent act or willful misconduct which is related to the Agreement, or (v) breaches the terms of the Agreement.

The Agreement includes certain other customary representations, warranties and covenants of the parties. The parties also agreed to indemnify each other for losses, taxes, expenses, costs and liabilities which may by incurred as a result of a party‘s breach of the Agreement .

IGEX and Kina will receive commissions for each trade conducted by a client, which total commission amounts shall be determined by Kina. For trade sunder AUD 8,500, the exchange and settlement fee amount is AUD18.00.  For trades over AUD 8,501, the exchange and settlement fee amount is AUD 12.00 plus 0.07% of the trade value. IGEX will receive 30% of the overall commission fees while Kina will receive 70% of the overall commission fees.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in United States (US) dollars.

Principles of Consolidation

The accompanying consolidated financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of Indo Global Exchange(s) PTE. Ltd. And two wholly-owned subsidiaries, International Global Exchange (Aust) Pty Ltd and PT GriyaMatahari Bali. All intercompany transactions and balances have been eliminated in consolidation.

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

INDO GLOBAL EXCHANGE (S) PTE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2014

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

Start-up Expenses

The Company expenses costs associated with start-up activities as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the years ended July 31, 2014 and 2013.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of years or less to be cash equivalents. As of July 31, 2014 and 2013, there are no cash or cash equivalents.

Basic and Diluted Loss Per Share

The Company computed basic and diluted loss per share amounts using generally accepted accounting principles. There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

Revenue Recognition

We recognize revenue from services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the selling price is fixed or determinable; and collectability is reasonably assured.

Currently, we have limited revenues or customers. We plan to derive revenues from multiple sources. First, we charge a service fee as commission income and the amount varies based on the size and volume of trade by the customers. Second, the Company will share 25% on all profits generated by the customers at the end of each trading cycle.

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

INDO GLOBAL EXCHANGE (S) PTE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2014

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

Recent Authoritative Pronouncements

Adopted

In June 2014, the FASB issued ASU 2014 10, Development StageEntities (Topic915): Elimination of Certain FinancialReporting Requirements. ASU 201410 eliminates the distinction o f a development stage entity and certain related disclosure requirements, including the elimination of inception to-date information on the statements of operations, cashflows and stockholders' equity. The amendments in ASU2014-10 will be effective prospectively for annual reporting periods beginning after December15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU2014-10 since the quarter ended October 31, 2013, thereby no longer presenting or disclosing any information required by Topic 915.

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

INDO GLOBAL EXCHANGE (S) PTE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2014
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

NOTE 3 –PREPAID EXPENSES

As of July 31, 2014 and 2013, prepaid expenses amounted to $5,000 and $0, respectively. Prepaid expense as of July 31, 2014 represents prepaid accounting expenses to auditor.

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

On September 23, 2013, Kenneth Kerster and Robert Edmundson surrendered an aggregate of 43,750,000 shares of our common stock for cancellation.  As such, immediately prior to the Transaction and after giving effect to the foregoing cancellations, the Registrant had 28,997,500 shares of common stock issued and outstanding.

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

On June 19, 2014, the Company issued 2,648,928 shares of common stock to Kenneth Kerster for $0.014 per share. The issuance is to settle debt owed to Kenneth Kerster of $27,736. $9,349 was recorded as loss on settlement of debt.

INDO GLOBAL EXCHANGE (S) PTE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2014
NOTE 5 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of July 31, 2014 the Company had incurred accumulated losses since inception of $545,047. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to establish profitable operations.

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

NOTE 6 –LOAN FROM A RELATED PARTY

The Company borrowed $15,000 from John O’Shea, CEO of the Company, on July 31, 2013 and the loan is non-interest bearing and is payable upon demand.

NOTE 7 – DUE TO A RELATED PARTY

Due to a related party amounted to $22,975 and $0 as of July 31, 2014 and 2013, respectively. Due to a related party represents advances by John O’Shea, CEO of the Company, to pay company’s expenses.

NOTE 8 –LOANS PAYABLE TO UNRELATED PARTIES

Unrelated party loans payable represent money received from investors to purchase shares. As of July 31, 2014, the Company has unrelated party loans payable totaling $224,329. Based on the subscription agreement, the subscription funds will constitute a non-interest bearing loan of the subscriber to the Company until such time as the offering is closed and shares are issued to the subscriber.

NOTE 9 – SUBSEQUENT EVENTS

On January 28, 2015, the Company issued 253,700,000 shares. 50,000,000 shares were issued to John O’Shea, CEO of the Company and 40,200,000 shares were issued to two shareholders for anti-dilution purposes. 101,900,000 shares were issued to investors for cash. And 61,600,000 shares were issued to employees and consultants for services provided or yet to be rendered. The average price per share to relinquish unpaid fees was $0.0025 per share.

On January 29, 2015, the Company issued 60,000,000 shares for cancelation of debt. This Debt Purchase and Assignment Agreement made of January 23, 2015, by and between HERAWAN RUSMANHADI, Colins Capital, LLC and David Loflin and is currently indebted to HERAWAN RUSMANHADI in the amount of $26,000.00 pursuant to a Convertible Promissory Note with a face amount of $26,000.00 and dated December 23, 2013.

 ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.                 CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our sole executive officer (who is our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of July 31, 2014 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of July 31, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which currently consists of our sole executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Our management concluded, as of July 31, 2014, that our internal control over financial reporting was not effective.  Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of July 31, 2014, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses including those described below:

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

2.
We did not maintain appropriate cash controls – As of July 31, 2014, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.
We did not implement appropriate information technology controls – As at July 31, 2014, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Our management feels the weaknesses identified above have not had any material effect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in the next fiscal year, 2015.

2.
We have appointed and will continue to appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.                 OTHER INFORMATION.

IGEX has entered into an Introducing broker agreement with Halifax, Axitrader and FxPro to be our execution and clearing partners. These agreements can be cancelled in 60 days with written notice. IGEX has entered in to a client referral relationship and services agreement with TodoHakot. IGEX has enter into an agreement with Richard Jackson to act as services provider to allow access to his trading signals. These agreements can be cancelled in 60 days with written notice.  There has also been a referral services agreement signed with Kina Securities.  This agreement is for 10 years and can be cancelled in 60 days with written notice.

PART III

ITEM 10.                        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Name	Age	Position
John O'Shea	48	President, CEO, Secretary Treasurer and Director (1)

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

FAMILY RELATIONSHIPS

There are no family relationships between or among any of our directors, executive officers and incoming directors or executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

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

John Sofarnos failed to file a Form 3 in connection with his appointment as a director of the Company on October 14, 2013.

Except as described above, we believe that, during the year ended July 31, 2014, all other Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

NOMINATIONS TO THE BOARD OF DIRECTORS

Our directors take a critical role in guiding our strategic direction and oversee the management of the Company. Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the stockholders, diversity, and personal integrity and judgment.

In addition, directors must have time available to devote to Board activities and to enhance their knowledge in the growing business. Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to the Company.

In carrying out its responsibilities, the Board will consider candidates suggested by stockholders. If a stockholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws. Suggestions for candidates to be evaluated by the proposed directors must be sent to the Board of Directors, c/o Indo Global Exchange(s) Pte. Ltd.; Menara Standard Chartered, JI. Prof. Dr. Satrio 30th Floor, Jakarta Indonesia.

DIRECTOR NOMINATIONS

As of July 31, 2014, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

BOARD LEADERSHIP STRUCTURE AND ROLE ON RISK OVERSIGHT

Mr. John O’Shea currently serves as our principal executive officer and director.  We determined this leadership structure was appropriate for us due to our small size and limited operations and resources. The Board of Directors will continue to evaluate our leadership structure and modify as appropriate based on the size, resources and operations of the Company. It is anticipated that the Board of Directors will establish procedures to determine an appropriate role for the Board of Directors in the Company’s risk oversight function.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

COMPENSATION COMMITTEE

The Company does not have a separate Compensation Committee. Instead, the Company’s Board of Directors reviews and approves executive compensation policies and practices, reviews salaries and bonuses for other officers, administers the Company’s stock option plans and other benefit plans, if any, and considers other matters.

CODE OF ETHICS

We have adopted a Code of Ethics, a copy of which is available upon request.

ITEM 11.   EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-X during the fiscal year ended July 31, 2014:

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kenneth Edmundson President,	2013/ 2014	$0	$0	$0	$0	$0	$0	$0	$0
Robert Edmundson Sec/ Treas	2013/ 2014	$0	$0	$0	$0	$0	$0	$0	$0
John O'Shea	2014	$0	$0	$0	$0	$0	$0	$0	$0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

As at our year ended July 31, 2014, we did not have any outstanding equity awards.

EMPLOYMENT CONTRACTS

We have no employment contracts, termination of employment or change-in-control arrangements with any of our executive officers or directors.

COMPENSATION OF DIRECTORS

Other than as noted below, we have no standard arrangement to compensate directors for their services in their capacity as directors. Directors are not paid for meetings attended. However, we intend to review and consider future proposals regarding board compensation. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

The following table sets forth compensation paid to our non-executive directors for the fiscal year ended July 31, 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

John O’Shea	$-	$-	$-	$-	$-	$-	$-

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 31, 2014 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)
DIRECTORS AND EXECUTIVE OFFICERS
Common Stock	John O'Shea (2) Menara Standard Chartered, JI. Prof. Dr. Satrio 30th Floor, Jakarta Indonesia	20,158,108	26.92%
5% STOCKHOLDERS
Common Stock	OFBP PTE Ltd. 10 Anson Road, 10-11 International Place, Singapore, 077903	20,158,108	26.92%
Common Stock	Dermot Michael Monaghan Villa UmahDuri JalanBumbak No. 8 Kerobokan Bali, 80361 Indonesia	4,603,146	6.15%
Common Stock	Craig Ross Thrupp Rumah 2 Gang Dami JalanDupradi Seminyak, Bali 80361 Indonesia	3,810,826	5.09%
Common Stock	Stewart D. Hall 04-05 8 Napier Road Singapore, 258502	8,181,438	10.92%

Notes:
(1)
Based on 74,888,928 shares of our common stock issued and outstanding as of July 31, 2014. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 31, 2014.

(2)	Mr. John O’Shea is a director and owner of OFBP PTE Ltd. and has voting and investment authority over the shares held by it.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Review, Approval or Ratification of Transactions with Related Persons

Although we have adopted a Code of Ethics, we still rely on our Board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our Board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our Board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

Director Independence

Quotations for our common stock are entered on the OTC market, which does not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.

ITEM 14.  PRINCIPAL AND ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended July 31, 2014 and 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:
	Madsen & Associates CPA’s, Inc.		Tadd, LLP
	Year Ended July 31, 2014	Year Ended July 31, 2013	Year Ended July 31, 2014	Year Ended July 31, 2013
Audit Fees	$5,000	Nil	$15,000	Nil
Audit Related Fees	8,300	Nil	Nil	Nil
Tax Fees	Nil	Nil	Nil	Nil
All Other Fees	Nil	Nil	Nil	Nil
Total	$13,300	Nil	$15,000	Nil

ITEM 15.  EXHIBITS.

(b)           Exhibits

Exhibit
Number	Description of Exhibits

2.1
Amended and Restated Asset Purchase Agreement by and among the Company, Indo Global Exchange PTE LTD. and the shareholders identified therein, dated September 23, 2013 (incorporated by reference to our Current Report on Form 8-K filed on September 25, 2013).

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1originally filed on September 10, 2008 as amended).

3.2	Bylaws, as amended (incorporated by reference to our Registration Statement on Form S-1originally filed on September 10, 2008 as amended).

4.1	Form of Share Certificate (incorporated by reference to our Registration Statement on Form S-1originally filed on September 10, 2008 as amended).

10.1	Bill of Sale between the Company and Indo Global PTE LTD., dated September 23, 2013 (incorporated by reference to our Current Report on Form 8-K filed on September 25, 2013).

10.2	Assignment and Assumption Agreement between the Company and Indo Global PTE LTD., dated September 23, 2013 (incorporated by reference to our Current Report on Form 8-K filed on September 25, 2013).

10.3	Indemnification Agreement between the Company and John F. O’Shea, dated September 23, 2013 (incorporated by reference to our Current Report on Form 8-K filed on September 25, 2013).

10.4	Affiliate Agreement between the Company and Australian Stock Report Limited, dated September 5, 2013 (incorporated by reference to our Current Report on Form 8-K filed on September 25, 2013).
10.5
Engagement Agreement, dated May 29, 2014, between the Company, International Global Exchange (AUST), PT GriyaMatahari Bali and Kina Securities Limited (incorporated by reference to our Current Report on Form 8-K filed on June 5, 2014).

10.6*	Broker Agreement, dated June 2014, between the Company and FXPro
10.7*	Agreement with Richard Jackson September 2014l
10.8*	Franchise Agreement, dated July 2014, between the Company and TodoHakot Sales Inc.

21.1	International Global Exchange (Aust) Pty Ltd and PT GriyaMatahari Bali.

31.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1*	Interactive Data Files

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Indo Global Exchange(s) PTE, Ltd .

Date:	February 12, 2015	By:	/s/ John O'Shea
John O'Shea
Chief Executive Officer, Chief Financial Officer President, Secretary Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 12, 2015	By:	/s/ John O'Shea
John O’Shea Chief Executive Officer, Chief Financial Officer President, Secretary Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)