Form 10-Q
period 2014-10-31
Indo Global Exchange(s) Pte, Ltd.
filed 2015-02-13
CIK 1442853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

  FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

As of February 12, 2015, there were 388,588,928 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

INDO GLOBAL EXCHANGE(S) PTE, LTD.
TABLE OF CONTENTS

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

* Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Indo Global refers to Indo Global Exchange(s) PTE, Ltd.

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS (UNAUDITED)
Index
Consolidated Balance Sheets	F-1

Consolidated Statements of Operations	F-2

Consolidated Statements of Cash Flows	F-3

Notes to the Consolidated Unaudited Financial Statements	F-4 to F-9

INDO GLOBAL EXCHANGE(S) PTE, LTD.
CONSOLIDATED BALANCE SHEETS

	October 31, 2014	July 31, 2014 (Audited)
ASSETS
Current Assets
Due from related parties	$1,497	$9,633
Prepaid expenses	-	5,000
Total Assets	$1,497	$14,633

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$155,451	$112,903
Due to a related party	22,886	22,975
Loan from a related party	15,000	15,000
Loan payable to unrelated parties	249,747	224,329

Total Liabilities	443,084	375,207

Stockholders' (Deficit)

Preferred stock, $.001 par value 10,000,000 shares authorized no shares issued and outstanding	-	-
Common stock, $.001 par value 100,000,000 shares authorized 74,888,928 and 74,888,928 Issued and outstanding as of October 31, 2014 and July 31, 2014, respectively	74,889	74,889
Additional paid-in capital	110,395	110,395
Accumulated other comprehensive income	(279)	(811)
Accumulated deficit	(626,592)	(545,047)

Total Stockholders' Deficit	(441,589)	(360,574)

Total Liabilities and Stockholders' Deficit	$1,497	$14,633

The accompanying notes are an integral part of the financial statements.

INDO GLOBAL EXCHANGE(S) PTE, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended
	October 31, 2014	October 31, 2013

REVENUES	$8,682	$-

OPERATING EXPENSES

Selling Expenses	885	-
General and administrative expenses	89,334	25,522

Total operating expenses	90,219	25,522

Other (Income) Loss
Loss on debt settlement	-	-
Interest expenses	8	-
Other (Income) Loss	8	-

Net loss before provision for income taxes	(81,545)	(25,522)

Provision for income taxes	-	-

Net loss	(81,545)	(25,522)

Weighted average common shares outstanding -
Basic and diluted	74,888,928	72,240,000

Net loss per share – basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of the financial statements.

INDO GLOBAL EXCHANGE(S) PTE, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	October 31, 2014	October 31, 2013

Operating Activities
Net loss	$(81,545)	$(25,522)
Changes in operating assets and liabilities:
Prepaid expenses	5,000	-
Accounts payable and accrued expenses	42,548	25,522
Net Cash Used In Operating Activities	(33,997)	-

Financing Activities:
Payments to due from related parties	8,136	-
Proceeds from due to a related party	(89)	-
Proceeds from loans to a related party	-	-
Proceeds from unrelated party loans	25,418	-
Net Cash Provided By Financing Activities	33,465	-

Effect of exchange rate on cash and cash equivalents	532	-

Increase (Decrease) in Cash	-	-

Cash, Beginning of Period	$-	$-

Cash, End of Period	$-	$-

Non-cash activities:
Cancellation of Shares	$-	$43,750
Issuance of Shares	$-	$(43,496)
The accompanying notes are an integral part of the financial statements.

INDO GLOBAL EXCHANGE(S) PTE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014
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

On May 29, 2014, Indo Global Exchange(s) Pte. Ltd. (the “Company”) entered in to an engagement agreement (the “Agreement”) with International Global Exchange (AUST) (“IGE”), PT GriyaMatahari Bali, and Kina Securities Limited (“Kina”) with an effective date of November 25, 2013. Pursuant to the terms of the Agreement, Kina appointed the Company, IGE and PT GriyaMatahari Bali (collectively, “IGEX”) to provide certain services to Kina, including use of IGEX’s comprehensive online trading platform for Kina referred clients, which platform includes access to 21 global equity exchanges, account statements in real time, live streaming news and other features and capabilities. IGEX has agreed to (i) act as administrator, promoter, educator and integrator for all Kina referred clients, (ii)monitor any developments on transactions that occur on accounts of such Kina referred clients,and (iii) provide technical and market analysis support. IGEX has also agreed to provide a range of seminars as required by Kina, which shall provide instruction on the use of IGEX’s online trading platform. The term of the Agreement is ten (10) years and may be terminated for cause or without cause upon120 days notice to the other party. Kina may terminate the Agreement for cause upon the occurrence of certain events, including the following: IGEX (i) has a liquidator or receiver appointed, (ii) becomes an externally administered body, (iii) passes a resolution for winding up, (iv) is guilty of any fraudulent act or willful misconduct which is related to the Agreement, or (v) breaches the terms of the Agreement.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended July 31, 2014 included in our Annual Report on Form 10-K. The results of the three periods ended October 31, 2014 are not necessarily indicative of the results to be expected for the full year ending July 31, 2015.

INDO GLOBAL EXCHANGE(S) PTE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014
(Unaudited)
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

Start-up Expenses

The Company expenses costs associated with start-up activities as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the three months ended October 31, 2014 and 2013.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of October 31, 2014 and July 31, 2014, there are no cash or cash equivalents.

Basic and Diluted Loss Per Share

The Company computed basic and diluted loss per share amounts using generally accepted accounting principles. There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

INDO GLOBAL EXCHANGE(S) PTE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014
(Unaudited)
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

Recent Accounting Pronouncements

Adopted

In June 2014, the FASB issued ASU 2014 10, Development Stage Entities (Topic915): Elimination of Certain Financial Reporting Requirements. ASU 201410 eliminates the distinction o f a development stage entity and certain related disclosure requirements, including the elimination of inception to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU2014-10 will be effective prospectively for annual reporting periods beginning after December15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU2014-10 since the quarter ended October 31, 2013, thereby no longer presenting or disclosing any information required by Topic 915.

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

INDO GLOBAL EXCHANGE(S) PTE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014
(Unaudited)

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

INDO GLOBAL EXCHANGE(S) PTE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014
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

NOTE 3 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of October 31, 2014 the Company had incurred accumulated losses since inception of $626,592. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to establish profitable operations.

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

NOTE 4 – DUE TO A RELATED PARTY

Due to a related party amounted to $22,886 and $22,975 as of October 31, 2014 and July 31, 2014, respectively. Due to a related party represents advances by John O’Shea, CEO of the Company, to pay company’s expenses.

NOTE 5 –LOANS PAYABLE TO UNRELATED PARTIES

Unrelated party loans payable represent money received from investors to purchase shares. As of October 31, 2014, the Company has unrelated party loans payable totaling $249,747. Based on the subscription agreement, the subscription funds will constitute a non-interest bearing loan of the subscriber to the Company until such time as the offering is closed and shares are issued to the subscriber.

INDO GLOBAL EXCHANGE(S) PTE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014
(Unaudited)

NOTE 6 – SUBSEQUENT EVENTS

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

On January 29, 2015, the Company issued 60,000,000 shares. This issuance is related to a  subscription purchase and assignment agreement made of January 23, 2015, by and between HERAWAN RUSMANHADI, who invested $26,000 to the Company, and assigned 30,000,000 shares to Colins Capital, LLC and 30,000,000 shares David Loflin.

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

Type	Amount	Percent
Salaries	145,000	16.68%
Professional services (IT development)	24,000	2.76%
Equipment	30,000	3.45%
Professional services (lawyers and accountants)	35,000	4.03%
Programming IT development	60,000	6.90%
Office, rent and expenses	150,000	17.27%
Travel expenses	53,000	5.76%
Government Fees	5,000	.059%
Seminars	85,000	9.77%
Business Development fees	145,000	16.68%
Servers and bandwidth	15,000	1.72%
Bank fees and interest	2,000	.023%
Administration	15,000	1.72%
Marketing and advertisement	120,000	13.80%
Total	869,000	100.00%

RESULTS OF OPERATIONS

Working Capital
	At October 31, 2014	At July 31, 2014
Current Assets	$1,497	$14,633
Current Liabilities	(443,085)	(375,207)
Working Capital (Deficit)	$(441,588)	$(360,574)

Cash Flows	Three Months Ended	Three Months Ended
	October 31,2014	October 31, 2013
Cash Flows Used In provided by Operating Activities	$(33,996)	$	(-)
Cash Flows Provided By Financing Activities	33,465		-
Foreign currency translation	531		-
Net Increase (Decrease) in Cash During Period	$ (-)	$	(-)

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months period ended October 31, 2014 was $90,219 compared with $25,522 for the three monthsended October 31, 2013. The increase in operating expenditures was a result of the commencement of new business which includes payroll, office expenses, and increased operating costs compared to the same period last year.

Net loss for the three months period ended October 31, 2014 was $81,545 compared with $25,522 for the three months period ended October 31, 2013. The overall increase in net loss of $56,023 was attributed to the commencement of a new business, which includes payroll, office expenses, and increased operating costs compared to the same period last year.

Liquidity and Capital Resources

As at October 31, 2014, the Company’s cash balance was $Nil. As at October 31, 2014, the Company had total liabilities of $443,085 and a working capital deficit of $(441,588).

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

Our total expenditures over the next twelve months are anticipated to be approximately $869,000. Our cash on hand as of October 31, 2014 and July 31, 2014 are $0. We have cash saved under related parties’ names and it amounted to $1,497 and $9,633 as of October 31, 2014 and July 31, 2014, respectively. We do not have sufficient cash on hand to fund our operations for the next twelve months. We also require additional financing.

Cash flow from Operating Activities

During the three months period ended October 31, 2014, the Company used $33,996 of cash for operating activities compared with $0 for the three months ended October 31, 2013. The increase of cash used for operating activities are mainly due to increased net loss, increased loss on debt settlement, more increase in accounts payable and accrued expenses. The increased loss and payables are due to commencement of new business and more expenses occurred.

Cash flow from Investing Activities

During the three months period ended October 31, 2014 and 2013, the Company paid $0 and $0 in investing activities.

Cash flow from Financing Activities

During the three months period ended October 31, 2014, the Company has net cash received of $33,465 from financing activities compared with $0 in financing activities for the same period in 2013. The increased cash from financing activities are because of increased subscriptions during the three months period ended October 31, 2014 compared to the same period last year.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report for the three months ended October 31, 2014 that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of October 31, 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.           Quarterly Issuances:

During the three months ended October 31, 2014, the Company did not issue any shares of common stock.

2.           Subsequent Issuances:

On January 28, 2015, the Company issued 253,700,000 shares. 50,000,000 shares were issued to John O’Shea, CEO of the Company and 40,200,000 shares were issued to two shareholders for anti-dilution purposes. 101,900,000 shares were issued to investors for cash and 61,600,000 shares were issued to employees and consultants for services provided or yet to be rendered. The average price per share to relinquish unpaid fees was $0.0025 per share.

On January 29, 2015, the Company issued 60,000,000 shares. This issuance is related to a subscription purchase and assignment agreement made of January 23, 2015, by and between HERAWAN RUSMANHADI, who invested $26,000 to the Company, and assigned 30,000,000 shares to Colins Capital, LLC and 30,000,000 shares David Loflin.

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

INDO GLOBAL EXCHANGE(S) PTE, LTD.
Date:	February 13, 2015	By:	/s/ John O'Shea
John O'Shea
Chief Executive Officer and Director