Form 10-Q
period 2015-01-31
Indo Global Exchange(s) Pte, Ltd.
filed 2015-04-24
CIK 1442853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

   FORM 10-Q

[  X  ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

As of April 24, 2015, there were 388,588,928 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

INDO GLOBAL EXCHANGE(S) PTE, LTD.
TABLE OF CONTENTS
3
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

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS (UNAUDITED)

INDO GLOBAL EXCHANGE(S) PTE, LTD.

BALANCE SHEETS
(UNAUDITED)
	January 31, 2015	July 31, 2014 (Audited)
ASSETS

Current Assets
Due from related parties	$171	$9,633
Prepaid expenses	7,000	5,000
Total Assets	$7,171	$14,633

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$218,320	$112,903
Due to a related party	27,163	22,975
Loan from a related party	15,000	15,000
Loan payable to unrelated parties	265,845	224,329

Total Liabilities	526,329	375,207

Stockholders' (Deficit)

Preferred stock, $.001 par value 10,000,000 shares authorized no shares issued and outstanding	0	0
Common stock, $.001 par value 100,000,000 shares authorized 388,588,928 and 74,888,928 Issued and outstanding as of January 31, 2015 and July 31, 2014, respectively	388,589	74,889
Additional paid-in capital	3,495,295	110,395
Accumulated other comprehensive income	1,932	(811)
Accumulated deficit	(4,404,974)	(545,047)

Total Stockholders' Deficit	(519,158)	(360,574)

Total Liabilities and Stockholders' Deficit	$7,171	$14,633

The accompanying notes are an integral part of the financial statements.

INDO GLOBAL EXCHANGE(S) PTE, LTD.

STATEMENTS OF OPERATIONS
(UNAUDITED)
	For The Three Months Ended		For The Six Months Ended
	January 31, 2015	January 31, 2014	January 31, 2015	January 31, 2014

REVENUES	$482	$0	$9,164	$0

OPERATING EXPENSES

Selling Expenses	(0)	0	885	0
Stock Compensation Expense	692,500		790,500
General and administrative expenses	103,239	35,161	192,573	60,683

Total operating expenses	795,739	35,161	983,958	60,683

Other (Income) Loss
Loss on debt settlement	588,000	0	588,000	0
Interest expense	2,297,126	0	2,297,134	0
Other (Income) Loss	2,885,126	0	2,885,134	0

Net loss before provision for income taxes	(3,680,382)	(35,161)	(3,859,927)	(60,683)

Provision for income taxes	0	0	0	0

Net loss	(3,680,382)	(35,161)	(3,859,927)	(60,683)

Weighted average common shares outstanding -
Basic and diluted	84,466,102	72,240,000	79,677,515	72,240,000

Net loss per share – basic and diluted	$(0.04)	$(0.00)	$(0.05)	$(0.00)

The accompanying notes are an integral part of the financial statements.

INDO GLOBAL EXCHANGE (S) PTE, LTD.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended	For the Six Months Ended
	January 31, 2015	January 31, 2014
Operating Activities
Net loss	$(3,859,927)	$(60,683)
Interest expense	2,297,100	-
Loss on settlement of debt	588,000	-
Stock compensation	797,500	-
Changes in operating assets and liabilities:
Prepaid expenses	(2,000)	0
Accounts payable and accrued expenses	105,417	38,107
Net Cash Used In Operating Activities	(73,910)	-22,576

Financing Activities:
Stock issuance for cash	10,000	0
Payments to due from related parties	9,462	0
Proceeds from due to a related party	4,188	1,050
Proceeds from unrelated party loans	47,516	21,526
Net Cash Provided By Financing Activities	71,167	22,576

Effect of exchange rate on cash and cash equivalents	2,743	0

Increase (Decrease) in Cash	0	0

Cash, Beginning of Period	$0	$0

Cash, End of Period	$0	$0

The accompanying notes are an integral part of the financial statements.

INDO GLOBAL EXCHANGE(S) PTE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015
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

INDO GLOBAL EXCHANGE(S) PTE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015
(Unaudited)
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended July 31, 2014 included in our Annual Report on Form 10-K. The results of the six months periods ended January 31, 2015 are not necessarily indicative of the results to be expected for the full year ending July 31, 2015.

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

Start-up Expenses

The Company expenses costs associated with start-up activities as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the six months ended January 31, 2015 and 2014.

INDO GLOBAL EXCHANGE(S) PTE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of January 31, 2015 and July 31, 2014, there are no cash or cash equivalents.

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments - On July 1, 2008, the Company adopted Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures ("Topic 820"). Topic 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
●
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The Company’s adoption of fair value measurements and disclosures did not have a material impact on the financial statements and financial statement disclosures.

INDO GLOBAL EXCHANGE(S) PTE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

INDO GLOBAL EXCHANGE(S) PTE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 – PREPAID EXPENSES

Prepaid expenses amounted to $7,000 as of January 31, 2015 and $5,000 as of July 31, 2014.

Prepaid expenses as of January 31, 2015 represent shares issuance for prepaid expenses.

On January 28, 2015, the Company issued 6,000,000 shares to a consultant for service from January 1, 2015 to June 30, 2015 for $0.001 per share. $5,000.00 was recorded as prepaid expenses as of January 31, 2015.

On January 28, 2015, the Company issued 2,000,000 shares to a consultant for service from January 28, 2015 to April 28, 2015 for fair value of $0.001 per share. $2,000.00 was recorded as prepaid expenses as of January 31, 2015.

INDO GLOBAL EXCHANGE(S) PTE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015
(Unaudited)

NOTE 4 – STOCKHOLDERS’ EQUITY

On January 28, 2015, the Company issued 176,700,000 shares of common stock to shareholders for interest expense on notes previously issued that have not received principal or interest payments.

On January 28, 2015, the Company issued 2,000,000 shares of common stock at a fair value of $0.005 for cash.

On January 28, 2015, the Company issued 75,000,000 shares of common stock to employees and consultants for services . The fair value of the shares ranges from $0.001 to $0.003 per share for a total of $815,500.

On January 29, 2015, the Company issued 60,000,000 shares of common stock. The issuance is related to debt settlement of $6,000 with two unrelated parties. The Company booked $588,000 as a loss on debt extinguishment.

NOTE 5 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of January 31, 2015 the Company had incurred accumulated losses since inception of $4,404,974. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to establish profitable operations.

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

NOTE 6 – DUE TO A RELATED PARTY

Due to a related party amounted to $27,163 and $22,975 as of January 31, 2015 and July 31, 2014, respectively. Due to a related party represents advances by John O’Shea, CEO of the Company, to pay company’s expenses.

NOTE 7 –LOANS PAYABLE TO UNRELATED PARTIES

Unrelated party loans payable represent money received from investors to purchase shares. As of January 31, 2015, the Company has unrelated party loans payable totaling $265,845. Based on the subscription agreement, the subscription funds will constitute a non-interest bearing loan of the subscriber to the Company until such time as the offering is closed and shares are issued to the subscriber.

NOTE 8 - SUBSEQUENT EVENTS

On March 27, 2015 the Company issued 19,000,000 shares of common stock for cash.  The monies were never released becuase the Company was not current on its filings.

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

Type	Amount	Percent
Salaries	$145,000	$16.68%
Professional services (IT development)	24,000	2.76%
Equipment	30,000	3.45%
Professional services (lawyers and accountants)	35,000	4.03%
Programming IT development	60,000	6.90%
Office, rent and expenses	150,000	17.27%
Travel expenses	53,000	5.76%
Government Fees	5,000	.059%
Seminars	85,000	9.77%
Business Development fees	145,000	16.68%
Servers and bandwidth	15,000	1.72%
Bank fees and interest	2,000	.023%
Administration	15,000	1.72%
Marketing and advertisement	120,000	13.80%
Total	$869,000	$100.00%

RESULTS OF OPERATIONS

Working Capital	At January 31, 2015	At July 31, 2014
Current Assets	$7,171	$14,633
Current Liabilities	(526,329)	(375,207)
Working Capital (Deficit)	$(519,158)	$(360,574)

	Six months Ended	Six months Ended
Cash Flows	January 31, 2015	January 31, 2014
Cash Flows Used In provided by Operating Activities	$(73,910)	$(22,576)
Cash Flows Provided By Financing Activities	71,167	22,576
Foreign currency translation	2,743	-
Net Increase (Decrease) in Cash During Period	$ (-)	$ (-)

Operating Revenues

We have not generated any revenues since inception.

For The Three Months Ended January 31, 2015

Operating Expenses and Net Loss

Operating expenses for the three months period ended January 31, 2015 was $795,739 compared with $35,161 for the three months ended January 31, 2014. The increase in operating expenditures was a result of the commencement of new business which includes payroll, office expenses, and increased operating costs compared to the same period last year.

Net loss for the three months period ended January 31, 2015 was $3,680,382 compared with $35,161 for the three months period ended January 31, 2014. The overall increase in net loss of $3,645,221 was attributed to the commencement of a new business, which includes payroll, office expenses, and increased operating costs compared to the same period last year.

Operating expenses for the six months period ended January 31, 2015 was $983,958 compared with $60,683 for the six months ended January 31, 2014. The increase in operating expenditures was a result of the commencement of new business which includes payroll, office expenses, and increased operating costs compared to the same period last year.

Net loss for the six months period ended January 31, 2015 was $3,859,927 compared with $60,683 for the six months period ended January 31, 2014. The overall increase in net loss of $3,799,244 was attributed to the commencement of a new business, which includes payroll, office expenses, and increased operating costs compared to the same period last year.

For The Six Months Ended January 31, 2015

Operating Expenses and Net Loss

Operating expenses for the six months period ended January 31, 2015 was $983,958 compared with $60,683 for the six months ended January 31, 2014. The increase in operating expenditures was a result of the commencement of new business which includes payroll, office expenses, and increased operating costs compared to the same period last year.

Net loss for the six months period ended January 31, 2015 was $3,859,927 compared with $60,683 for the six months period ended January 31, 2014. The overall increase in net loss of $3,645,221 was attributed to the commencement of a new business, which includes payroll, office expenses, and increased operating costs compared to the same period last year.

Liquidity and Capital Resources

As at January 31, 2015, the Company’s cash balance was $Nil. As at January 31, 2015, the Company had total liabilities of $526,329 and a working capital deficit of $(501,158).

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

Our total expenditures over the next twelve months are anticipated to be approximately $869,000. Our cash on hand as of January 31, 2015 and July 31, 2014 are $0. We have cash saved under related parties’ names and it amounted to $171 and $9,633 as of January 31, 2015 and July 31, 2014, respectively. We do not have sufficient cash on hand to fund our operations for the next twelve months. We also require additional financing.

Cash flow from Operating Activities

During the six months period ended January 31, 2015, the Company used $73,910 of cash for operating activities compared with $22,576 for the six months ended January 31, 2014. The increase of cash used for operating activities are mainly due to increased net loss, more increase in prepaid expenses, offset by increased interest expenses, more increase in settlement of debt, and more increase in stock compensation. The increased loss and payables are due to commencement of new business and more expenses occurred.

Cash flow from Investing Activities

During the six months period ended January 31, 2015 and 2013, the Company paid $0 and $0 in investing activities.

Cash flow from Financing Activities

During the six months period ended January 31, 2015, the Company has net cash received of $71,167 from financing activities compared with $22,576 in financing activities for the same period in 2014. The increased cash from financing activities are because of increased subscriptions during the six months period ended January 31, 2015 compared to the same period last year.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report for the six months ended January 31, 2015 that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of January 31, 2015, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.           Quarterly Issuances:

On January 28, 2015, the Company issued 176,700,000 shares of common stock to shareholders for interest expense on notes previously issued that have not received principal or interest payments.

On January 28, 2015, the Company issued 2,000,000 shares of common stock at a fair value of $0.005 for cash.

On January 28, 2015, the Company issued 75,000,000 shares of common stock to employees and consultants for services . The fair value of the shares ranges from $0.001 to $0.003 per share for a total of $815,500.

On January 29, 2015, the Company issued 60,000,000 shares of common stock. The issuance is related to debt settlement of $6,000 with two unrelated parties. The Company booked $588,000 as a loss on debt extinguishment.

2.           Subsequent Issuances:

On March 27, 2015 the Company issued 19,000,000 shares of common stock for cash. The monies were never released becuase the Company was not current on its filings.

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

INDO GLOBAL EXCHANGE(S) PTE, LTD.
Date:	April 24, 2015	By:	/s/ John O'Shea
		Name:	John O'Shea
		Title:	Chief Executive Officer and Director