Form 10-Q
period 2015-04-30
Indo Global Exchange(s) Pte, Ltd.
filed 2015-07-07
CIK 1442853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[  X  ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended April 30, 2015

[     ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from            to

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

As of April 30, 2015, there were 487,588,928 shares of the Registrant’s $0.00001 par value common stock issued and outstanding.

INDO GLOBAL EXCHANGE(S) PTE, LTD.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Indo Global Exchange(s) PTE, Ltd. (the “Company”), to be materially different from future results, performance or achievements expressed or   implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-             looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update  publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*    Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Indo Global refers to Indo Global Exchange(s) PTE, Ltd.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

INDO GLOBAL EXCHANGE(S) PTE, LTD.
BALANCE SHEETS
(UNAUDITED)

	April 30, 2015	July 31, 2014
ASSETS

Current Assets
Due from related parties	$642	$9,633
Prepaid expenses	7,000	5,000
Total Assets	$7,642	$14,633

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$218,320	$112,903
Due to a related party	27,163	22,975
Loan from a related party	15,000	15,000
Loan payable to unrelated parties	271,345	224,329

Total Liabilities	531,829	375,207

Stockholders' (Deficit)

Preferred stock, $.001 par value 10,000,000 shares authorized no shares issued and outstanding	0	0
Common stock, $.001 par value 100,000,000 shares authorized 487,588,928 and 74,888,928 Issued and outstanding as of April 30, 2015 and July 31, 2014, respectively	487,589	74,889
Additional paid-in capital	3,495,295	110,395
Accumulated other comprehensive income	1,932	(811)
Accumulated deficit	(3,984,816)	(545,047)

Total Stockholders' Deficit	(614,468)	(360,574)

Total Liabilities and Stockholders' Deficit	$7,642	$14,633

The accompanying notes are an integral part of the financial statements.

INDO GLOBAL EXCHANGE(S) PTE, LTD.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended			For The Nine Months Ended
	April 30, 2015	April 30, 2014		April 30, 2015		April 30, 2014
REVENUES	$10,513	$0	$		$

OPERATING EXPENSES

Selling Expenses	(0)	0
Stock Compensation Expense	692,500
General and administrative expenses	103,239	2,000

Total operating expenses	795,739	2,000

Other (Income) Loss
Loss on debt settlement	588,000	0
Interest expense	2,297,126	0
Other (Income) Loss	2,885,126	0

Net loss before provision for income taxes	(3,680,382)

Provision for income taxes	0	0

Net loss	(3,680,382)	(2,000)

Weighted average common shares outstanding -
Basic and diluted	487,588,928	2,89,975,000

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$		$

The accompanying notes are an integral part of the financial statements.

INDO GLOBAL EXCHANGE (S) PTE, LTD.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended	For the Nine Months Ended
	April 30 2015	April 30, 2014
Operating Activities
Net loss	$(3,859,927)	$(60,683)
Interest expense	2,297,100	-
Loss on settlement of debt	588,000	-
Stock compensation	797,500	-
Changes in operating assets and liabilities:
Prepaid expenses	(2,000)	0
Accounts payable and accrued expenses	105,417	38,107
Net Cash Used In Operating Activities	(73,910)	(22,576)

Financing Activities:
Stock issuance for cash	10,000	0
Payments to due from related parties	9,462	0
Proceeds from due to a related party	4,188	1,050
Proceeds from unrelated party loans	47,516	21,526
Net Cash Provided By Financing Activities	71,167	22,576

Effect of exchange rate on cash and cash equivalents	2,743	0

Increase (Decrease) in Cash	0	0

Cash, Beginning of Period	$0	$0

Cash, End of Period	$0	$0

The accompanying notes are an integral part of the financial statements.

INDO GLOBAL EXCHANGE(S) PTE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2015 (Unaudited)

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
April 30, 2015 (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended July 31, 2014 included in our Annual Report on Form 10-K. The results of the nine months periods ended April 30, 2015 are not necessarily indicative of the results to be expected for the full year ending July 31, 2015.

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

Start-up Expenses

The Company expenses costs associated with start-up activities as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the nine months ended April 30, 2015 and 2014.

INDO GLOBAL EXCHANGE(S) PTE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2015 (Unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of April 30, 2015 and July 31, 2014, there are no cash or cash equivalents

Basic and Diluted Loss Per Share

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments - On July 1, 2008, the Company adopted Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures ("Topic 820"). Topic 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

●Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The Company’s adoption of fair value measurements and disclosures did not have a material impact on the financial statements and financial statement disclosures.

INDO GLOBAL EXCHANGE(S) PTE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2015 (Unaudited)

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

Recent Accounting Pronouncements

Adopted

In June 2014, the FASB issued ASU 2014 10, Development Stage Entities (Topic915): Elimination of Certain Financial Reporting  Requirements. ASU 201410 eliminates the distinction o f a development stage entity and certain related disclosure requirements, including the elimination of inception to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU2014- 10 will be effective prospectively for annual reporting periods beginning after December15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU2014-10 since the quarter ended October 31, 2013, thereby no longer presenting or disclosing any information required by Topic 915.

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
April 30, 2015 (Unaudited)

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

NOTE 3 – PREPAID EXPENSES

Prepaid expenses amounted to $7,000 as of April 30, 2015 and $5,000 as of July 31, 2014. Prepaid expenses as of April 30, 2015 represent shares issuance for prepaid expenses.

On January 28, 2015, the Company issued 6,000,000 shares to a consultant for service from January 1, 2015 to June 30, 2015 for $0.001 per share. $5,000.00 was recorded as prepaid expenses as of April 30, 2015.

On January 28, 2015, the Company issued 2,000,000 shares to a consultant for service from January 28, 2015 to April 28, 2015 for fair value of $0.001 per share. $2,000. was recorded as prepaid expenses as of April 30, 2015.

INDO GLOBAL EXCHANGE(S) PTE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2015 (Unaudited)

NOTE 4 – STOCKHOLDERS’ EQUITY

On april 9, 2015, the Company issued 90,000,000 shares of common stock. The issuance is related to debt settlement of $10,000 with two unrelated parties.

NOTE 5 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of April 30, 2015 the Company had incurred accumulated losses since inception of $4,404,974. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to establish profitable operations.

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

NOTE 6 – DUE TO A RELATED PARTY

Due to a related party amounted to $27,163 and $22,975 as of April 30, 2015 and July 31, 2014, respectively. Due to a related party represents advances by John O’Shea, CEO of the Company, to pay company’s expenses.

NOTE 7 –LOANS PAYABLE TO UNRELATED PARTIES

Unrelated party loans payable represent money received from investors to purchase shares. As of April 30, 2015, the Company has unrelated party loans payable totaling $265,845. Based on the subscription agreement, the subscription funds will constitute a non-interest bearing loan of the subscriber to the Company until such time as the offering is closed and shares are issued to the subscriber.

NOTE 8 - SUBSEQUENT EVENTS

On March 27, 2015 the Company issued 19,000,000 shares of common stock for cash. The monies were never released becuase the Company was not current on its filings.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                                         FORWARD-LOOKING   STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These  statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward- looking statements for any reason.

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

Type	Amount	Percent
Salaries	$145,000	$16.68%
Professional services (IT development)	24,000	2.76%
Equipment	30,000	3.45%
Professional services (lawyers and accountants)	35,000	4.03%
Programming IT development	60,000	6.90%
Office, rent and expenses	150,000	17.27%
Travel expenses	53,000	5.76%
Government Fees	5,000	.059%
Seminars	85,000	9.77%
Business Development fees	145,000	16.68%
Servers and bandwidth	15,000	1.72%
Bank fees and interest	2,000	.023%
Administration	15,000	1.72%
Marketing and advertisement	120,000	13.80%
Total	$869,000	100.00%

RESULTS OF OPERATIONS

Working Capital;	At April 30, 2015	At July 31, 2014
Current Assets;	7,171	14,633
Current Liabilities;	(526,329)	(375,207)
Working Capital (Deficit);	(519,158)	(360,574)

Cash Flows	Nine months Ended April 30, 2015	Nine months Ended April 30, 2014
Cash Flows Used In provided by Operating Activities	(73,910)	(22,576)
Cash Flows Provided By Financing Activities	71,167	22,576
Foreign currency translation	2,743	-
Net Increase (Decrease) in Cash During Period	(-)	(-)

Operating Revenues

We have not generated any revenues since inception.

For The Three Months Ended April 30, 2015 AND 2014

 Operating Expenses and Net Loss

Operating expenses for the three months period ended April 30, 2015 was $795,739 compared with $35,161 for the three months ended April 30, 2014. The increase in operating expenditures was a result of the commencement of new business which includes payroll, office expenses, and increased operating costs compared to the same period last year.

Net loss for the three months period ended April 30, 2015 was $3,680,382 compared with $35,161 for the three months period ended April 30, 2014. The overall increase in net loss of $3,645,221 was attributed to the commencement of a new business, which includes payroll, office expenses, and increased operating costs compared to the same period last year.

Operating expenses for the nine months period ended April 30, 2015 was $983,958 compared with $60,683 for the nine months ended April 30, 2014. The increase in operating expenditures was a result of the commencement of new business which includes payroll, office expenses, and increased operating costs compared to the same period last year.

Net loss for the nine months period ended April 30, 2015 was $3,859,927 compared with $60,683 for the nine months period ended April 30, 2014. The overall increase in net loss of $3,799,244 was attributed to the commencement of a new business, which includes payroll, office expenses, and increased operating costs compared to the same period last year.

For The  nine Months Ended April 30, 2015 and 2014

Operating Expenses and Net Loss

Operating expenses for the nine months period ended April 30, 2015 was $983,958 compared with $60,683 for the nine months ended April 30, 2014. The increase in operating expenditures was a result of the commencement of new business which includes payroll, office expenses, and increased operating costs compared to the same period last year.

Net loss for the nine months period ended April 30, 2015 was $3,859,927 compared with $60,683 for the nine months period ended April 30, 2014. The overall increase in net loss of $3,645,221 was attributed to the commencement of a new business, which includes payroll, office expenses, and increased operating costs compared to the same period last year.

Liquidity and Capital Resources

As at April 30, 2015, the Company’s cash balance was $Nil. As at April 30, 2015, the Company had total liabilities of $526,329 and a working capital deficit of $(501,158).

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

Our total expenditures over the next twelve months are anticipated to be approximately $869,000. Our cash on hand as of April 30, 2015 and July 31, 2014 are $0. We have cash saved under related parties’ names and it amounted to $171 and $9,633 as of April 30, 2015 and July 31, 2014, respectively. We do not have sufficient cash on hand to fund our operations for the next twelve months. We also require additional financing.

Cash flow from Operating Activities

During the nine months period ended April 30, 2015, the Company used $73,910 of cash for operating activities compared with $22,576 for the nine months ended April 30, 2014. The increase of cash used for operating activities are mainly due to increased net loss, more increase in prepaid expenses, offset by increased interest expenses, more increase in settlement of debt, and more increase in stock compensation. The increased loss and payables are due to commencement of new business and more expenses occurred.

Cash flow from Investing Activities

During the nine months period ended April 30, 2015 and 2013, the Company paid $0 and $0 in investing activities.

Cash flow from Financing Activities

During the nine months period ended April 30, 2015, the Company has net cash received of $71,167 from financing activities compared with

$22,576 in financing activities for the same period in 2014. The increased cash from financing activities are because of increased subscriptions during the nine months period ended April 30, 2015 compared to the same period last year.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report for the nine months ended April 30, 2015 that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely   decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of April 30, 2015, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and   in place to ensure that all disclosures required were originally addressed in our financial statements.

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

On January 29, 2015, the Company issued 90,000,000 shares of common stock. The issuance is related to debt settlement of $10,000 with two unrelated parties.

2.	Subsequent Issuances:

On March 27, 2015 the Company issued 19,000,000 shares of common stock for cash. The monies were never released becuase the Company was not current on its filings.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.               MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.              OTHER INFORMATION

None.

ITEM 6 .              EXHIBITS

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

INDO GLOBAL EXCHANGE(S) PTE, LTD.

Date: July 7, 2015	By:	/s/ John O'Shea
	Name:	John O'Shea
	Title:	Chief Executive Officer and Director