Form 10-Q/A
period 2015-04-30
Indo Global Exchange(s) Pte, Ltd.
filed 2015-09-23
CIK 1442853

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

As of September 22, 2015, there were 914,739,928 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q/A amends and restates the quarterly report on Form 10-Q of Indo Global Exchange(s) PTE, Ltd. (the “Company”) for the three and nine months ended April 30, 2015, as originally filed with SEC on July 7, 2015. This Form 10-Q/A is being filed to restate the Company’s financial statements in Item 1 in their entirety and related disclosures (including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2) for the three and nine months ended April 30, 2015.

On July 7, 2015, Indo Global Exchange(s) Pte, Ltd (the “Company”) filed its Quarterly Report on Form 10-Q for the period ended April 30, 2015 (the “Quarterly Report”) without authorization from TAAD, LLP (“TAAD”), the Company’s independent registered public accounting firm. Subsequent to the filing of the Quarterly Report, on July 7, 2015, TAAD advised the Company that it had not authorized the Company to file the Quarterly Report.

As a result of TAAD not authorizing the Company the filing of the Quarterly Report for the period ended April 30, 2015, the Company, as advised by TAAD on July 15, 2015, determined that the Financial Statements were not properly issued and should not be relied upon.

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

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS (UNAUDITED)(RESTATED)

Index
Consolidated Balance Sheets (Restated)	F-1

Consolidated Statements of Operations (Restated)	F-2

Consolidated Statements of Cash Flows (Restated)	F-3

Notes to the Consolidated Unaudited Financial Statements (Restated)	F-4 to F-9

INDO GLOBAL EXCHANGE(S) PTE, LTD.
CONSOLIDATED BALANCE SHEETS
(RESTATED)

	April 30, 2015	July 31, 2014
	(Unaudited)
ASSETS

Current Assets
Due from related parties	$149	$9,633
Prepaid expenses	-	5,000
Total Assets	$149	$14,633

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$253,381	$112,903
Due to a related party	27,197	22,975
Loan from a related party	15,000	15,000
Loan payable to unrelated parties	254,993	224,329

Total Liabilities	550,572	375,207

Stockholders' (Deficit)

Preferred stock, $.001 par value 10,000,000 shares authorized no shares issued and outstanding	-	-
Common stock, $.001 par value 100,000,000 shares authorized 487,588,928 and 74,888,928 Issued and outstanding as of April 30, 2015 and July 31, 2014, respectively	487,589	74,889
Additional paid-in capital	3,828,195	110,395
Accumulated other comprehensive income	502	(811)
Accumulated deficit	(4,866,708)	(545,047)
Total Stockholders' Deficit	(550,422)	(360,574)

Total Liabilities and Stockholders' Deficit	$149	$14,633

The accompanying notes are an integral part of the financial statements.

INDO GLOBAL EXCHANGE(S) PTE, LTD. CONSOLIDATED STATEMENTS OF OPERATIONS
(RESTATED)

	For The Three Months Ended		For The Nine Months Ended
	April 30, 2015 (Unaudited)	April 30, 2014 (Unaudited)	April 30, 2015 (Unaudited)	April 30, 2014 (Unaudited)

REVENUES	$10,344	$-	$19,508	$-

OPERATING EXPENSES
Selling Expenses	-	-	885	-
General and administrative expenses	56,461	83,670	1,039,534	144,353

Total operating expenses	56,461	83,670	1,040,419	144,353

Other (Income) Loss
Loss on debt settlement	415,600	-	1,030,600	-
Interest expenses	17	-	2,297,151	-
Other (Income) Loss	415,600	-	3,300,750	-

Net loss before provision for income taxes	(461,733)	(83,670)	(4,321,661)	(144,353)

Provision for income taxes	-	-	-	-

Net loss	(461,733)	(83,670)	(4,321,661)	(144,353)

Weighted average common shares outstanding -
Basic and diluted	209,576,051	72,240,000	189,392,225	72,240,000

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.00)

The accompanying notes are an integral part of the financial statements.

INDO GLOBAL EXCHANGE(S) PTE, LTD. CONSOLIDATED STATEMENTS OF CASH FLOWS
(RESTATED)

	For the Nine Months Ended	For the Nine Months Ended
	April 30, 2015 (Unaudited)	April 30, 2014 (Unaudited)
Operating Activities
Net loss	$(4,321,661)	$(144,353)
Interest expense	2,297,100	-
Loss on settlement of debt	1,003,600	-
Stock compensation	803,000	-
Changes in operating assets and liabilities:
Prepaid expenses	5,000	(1,800)
Accounts payable and accrued expenses	140,478	37,756
Net Cash Used In Operating Activities	(72,483)	(108,397)

Financing Activities:
Stock issuance for cash	10,000	-
Payments to due from related parties	9,484	-
Proceeds from due to a related party	4,223	(18,000)
Proceeds from related party loans	-	17,066
Proceeds from unrelated party loans	47,464	109,331
Net Cash Provided By Financing Activities	71,171	108,397

Effect of exchange rate on cash and cash equivalents	1,312	-

Increase (Decrease) in Cash	-	-

Cash, Beginning of Period	$-	$-

Cash, End of Period	$-	$-

Non-cash activities:
Cancellation of Shares	$-	$-
Issuance of Shares for anti-dilution	$-	$-

The accompanying notes are an integral part of the financial statements.

INDO GLOBAL EXCHANGE(S) PTE, LTD.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2015
(Restated)

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

On May 29, 2014, Indo Global Exchange(s) Pte. Ltd. (the “Company”) entered in to an engagement agreement (the “Agreement”) with International Global Exchange (AUST) (“IGE”), PT GriyaMatahari Bali, and Kina Securities Limited (“Kina”) with an effective date of November 25, 2013. Pursuant to the terms of the Agreement, Kina appointed the Company, IGE and PT GriyaMatahari Bali (collectively, “IGEX”) to provide certain services to Kina, including use of IGEX’s comprehensive online trading platform for Kina referred clients, which platform includes access to 21 global equity exchanges, account statements in real time, live streaming news and other features and capabilities. IGEX has agreed to (i) act as administrator, promoter, educator and integrator for all Kina referred clients, (ii)monitor any developments on transactions that occur on accounts of such Kina referred clients, and (iii) provide technical and market analysis support. IGEX has also agreed to provide a range of seminars as required by Kina, which shall provide instruction on the use of IGEX’s online trading platform. The term of the Agreement is ten (10) years and may be terminated for cause or without cause upon 120 days notice to the other party. Kina may terminate the Agreement for cause upon the occurrence of certain events, including the following: IGEX (i) has a liquidator or receiver appointed, (ii) becomes an externally administered body, (iii) passes a resolution for winding up, (iv) is guilty of any fraudulent act or willful misconduct which is related to the Agreement, or (v) breaches the terms of the Agreement.

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

INDO GLOBAL EXCHANGE(S) PTE, LTD.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2015
(Restated)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of April 30, 2015 and July 31, 2014, there are no cash or cash equivalents.

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

INDO GLOBAL EXCHANGE(S) PTE, LTD.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2015
(Restated)

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

Basic and Diluted Loss Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented. ASC 260 requires presentation of basic earnings per share and diluted earnings per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the nine months ended April 30, 2015 and 2014, there were no potentially dilutive securities.

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

INDO GLOBAL EXCHANGE(S) PTE, LTD.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2015
(Restated)

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

INDO GLOBAL EXCHANGE(S) PTE, LTD.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2015
(Restated)
NOTE 4 – STOCKHOLDERS’ EQUITY
On January 28, 2015, the Company issued 176,700,000 shares of common stock to shareholders for interest expense on notes previously issued that have not received principal or interest payments at a fair value of $2,297,100.

On January 28, 2015, the Company issued 2,000,000 shares of common stock at a fair value of $0.005 for $10,000.

On January 28, 2015, the Company issued 75,000,000 shares of common stock to employees and consultants for services. The fair value of the shares ranges from $0.001 to $0.003 per share for a total of $803,000.

On March 20, 2015 the Company issued 19,000,000 shares of common stock. The issuance is related to debt settlement of $10,000 of loans payable with an unrelated party debt holder.. The fair value of the shares issued was $68,400 valued at $0.0036 per share, using the closing prices on the effective date of the agreement.  The Company booked $58,400 as a loss on debt extinguishment.

During the nine months ended April 30, 2015  the Company issued 140,000,000 shares of common stock.  The issuance is related to debt settlement of $6,800 of loans payable with two unrelated party debt holders.  The fair value of the shares issued was $952,000, using the closing prices on the effective dates of the agreements.  The Company booked $945,200 as a loss on debt extinguishment

NOTE 5 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of April 30, 2015 the Company had incurred accumulated losses since inception of $4,866,708. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to establish profitable operations.

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

NOTE 6 – DUE TO A RELATED PARTY

Due to a related party amounted to $27,197 and $22,975 as of April 30, 2015 and July 31, 2014, respectively. Due to a related party represents advances by John O’Shea, CEO of the Company, to pay company’s expenses.

INDO GLOBAL EXCHANGE(S) PTE, LTD.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2015
(Restated)

NOTE 7 – LOANS PAYABLE TO UNRELATED PARTIES

Unrelated party loans payable represent money received from investors to purchase shares. As of April 30, 2015, the Company has unrelated party loans payable totaling $254,993. Based on the subscription agreement, the subscription funds will constitute a non-interest bearing loan of the subscriber to the Company until such time as the offering is closed and shares are issued to the subscriber.

NOTE 8 - SUBSEQUENT EVENTS

On May 8, 2015, the Company issued 90,000,000 shares of common stock in exchange for the cancellation of $900 of unrelated party loan payable.

On June 16, 2015, the Company issued 140,000,000 shares of common stock in exchange for the cancellation of $900 of unrelated party loan payable.

On July 22, 2015, the Company issued 20,000,000 shares of common stock in exchange for the cancellation of $4,000 unrelated party loan payable.

On July 22, 2015, the Company issued 180,000,000 shares of common stock in exchange for the cancellation of $9,000 of two unrelated party loan payable.

On August 7, 2015, the Company cancelled 50,000,000 shares of common stock. The canceled shares were returned to treasury.

On August 7, 2015, the Company issued 47,151,000 shares of common stock in exchange for the cancellation of $5,847 loan payable.

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

Type	Amount	Percent
Salaries	$145,000	$16.68%
Professional services (IT development)	24,000	2.76%
Equipment	30,000	3.45%
Professional services (lawyers and accountants)	35,000	4.03%
Programming IT development	60,000	6.90%
Office, rent and expenses	150,000	17.27%
Travel expenses	53,000	5.76%
Government Fees	5,000	.059%
Seminars	85,000	9.77%
Business Development fees	145,000	16.68%
Servers and bandwidth	15,000	1.72%
Bank fees and interest	2,000	.023%
Administration	15,000	1.72%
Marketing and advertisement	120,000	13.80%
Total	$869,000	$100.00%

RESULTS OF OPERATIONS

Working Capital	At April 30, 2015	At July 31, 2014
Current Assets	$149	$14,633
Current Liabilities	(550,571)	(375,207)
Working Capital (Deficit)	$(550,422)	$(360,574)

	Nine months Ended	Nine months Ended
Cash Flows	April 30, 2015	April 30, 2014
Cash Flows Used In provided by Operating Activities	$(72,483)	$(108,397)
Cash Flows Provided By Financing Activities	71,171	108,397
Foreign currency translation	1,312	-
Net Increase (Decrease) in Cash During Period	$-	$-

Operating Revenues

Revenues for the quarters ended April 30, 2015 and 2014 were $10,344 and $0, respectively. Revenues generated were the daily spreads on executed trades.

For The Three Months Ended April 30, 2015

Operating Expenses and Net Loss

Operating expenses for the three months period ended April 30, 2015 was $56,461 compared with $83,670 for the three months ended April 30, 2014. The increase in operating expenditures was a result of the commencement of new business which includes payroll, office expenses, and increased operating costs compared to the same period last year.

Net loss for the three months period ended April 30, 2015 was $461,733 compared with $83,670 for the three months period ended April 30, 2014. The overall increase in net loss of $378,063 was attributed to the settlement of debt for shares, commencement of a new business, which includes payroll, office expenses, and increased operating costs compared to the same period last year.

For The Nine months Ended April 30, 2015

Operating Expenses and Net Loss

Operating expenses for the nine months period ended April 30, 2015 was $1,040,419 compared with $144,353 for the nine months ended April 30, 2014. The increase in operating expenditures was a result of the cancellation of notes payable for shares, commencement of new business which includes payroll, office expenses, and increased operating costs compared to the same period last year.

Net loss for the nine months period ended April 30, 2015 was $4,321,661 compared with $144,353 for the nine months period ended April 30, 2014. The overall increase in net loss of $4,177,308 was attributed to the settlement of debt for shares,  the commencement of a new business, which includes payroll, office expenses, and increased operating costs compared to the same period last year.

Liquidity and Capital Resources

As of April 30, 2015, the Company’s cash balance was $Nil. As of April 30, 2015, the Company had total liabilities of $550,571 and a working capital deficit of $(550,422).

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

Our total expenditures over the next twelve months are anticipated to be approximately $869,000. Our cash on hand as of April 30, 2015 and July 31, 2014 are $0. We have cash saved under related parties’ names and it amounted to $149 and $9,633 as of April 30, 2015 and July 31, 2014, respectively. We do not have sufficient cash on hand to fund our operations for the next twelve months. We also require additional financing.

Cash flow from Operating Activities

During the nine months period ended April 30, 2015, the Company used $72,483 of cash for operating activities compared with $108,397 for the nine months ended April 30, 2014. The increase of cash used for operating activities are mainly due to increased net loss, more increase in prepaid expenses, offset by increased interest expenses, more increase in settlement of debt, and more increase in stock compensation. The increased loss and payables are due to commencement of new business and more expenses occurred.

Cash flow from Investing Activities

During the nine months period ended April 30, 2015 and 2014, the Company paid $0 and $0 in investing activities.

Cash flow from Financing Activities

During the nine months period ended April 30, 2015, the Company has net cash received of $71,171 from financing activities compared with $108,397 in financing activities for the same period in 2014. The increased cash from financing activities are because of decreased subscriptions during the nine months period ended April 30, 2015 compared to the same period last year.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.           Quarterly Issuances:

On January 28, 2015, the Company issued 176,700,000 shares of common stock to shareholders for interest expense on notes previously issued that have not received principal or interest payments at fair value of $2,297,100.

On January 28, 2015, the Company issued 2,000,000 shares of common stock at a fair value of $0.005 for $10,000 cash.

On January 28, 2015, the Company issued 75,000,000 shares of common stock to employees and consultants for services at a fair value $803,000.

On March 20, 2015 the Company issued 19,000,000 shares of common stock.  The issuance is related to debt settlement of $10,000 of loans payable with an unrelated party debt holder.  The fair value of the shares issued was $68,400 valued at $0.0036 per share, using the closing price on the effective date of the agreement.  The Company booked $58,400 as a loss on debt extinguishment.

During the nine months ended the Company issued 140,000,000 shares of common stock.  The issuance is related to debt settlement of $6,800 of loans payable with two unrelated party debt holders.  The fair value of the shares issued was $952,000, using the closing prices on the effective dates of the agreements.  The Company booked $945,200 as a loss on debt extinguishment

2.           Subsequent Issuances:

On May 8, 2015, the Company issued 90,000,000 shares of common stock in exchange for the cancellation of $900 of unrelated party loan payable.

On June 16, 2015, the Company issued 140,000,000 shares of common stock in exchange for the cancellation of $900 of unrelated party loan payable.

On July 22, 2015, the Company issued 20,000,000 shares of common stock in exchange for the cancellation of $4,000 unrelated party loan payable.

On July 22, 2015, the Company issued 180,000,000 shares of common stock in exchange for the cancellation of $9,000 of two unrelated party's loan payable.

On August 7, 2015, the Company cancelled 50,000,000 shares of common stock. The canceled shares were returned to treasury.

On August 7, 2015, the Company issued 47,151,000 shares of common stock in exchange for the cancellation of $5,847 unrelated party loan payable.

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

INDO GLOBAL EXCHANGE(S) PTE, LTD.
Date:	September 23, 2015	By:	/s/ John O'Shea
		Name:	John O'Shea
		Title:	Chief Executive Officer and Director