Form 10-K
period 2015-07-31
Indo Global Exchange(s) Pte, Ltd.
filed 2016-06-29
CIK 1442853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: July 31, 2015

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
Yes [  ]     No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-X contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K.[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ]    No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $917,589

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  917,588,928 common shares issued and outstanding

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JULY 31, 2015

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
Indo Global Exchange(s) Pte. Ltd. (the “Company”) established International Global Exchange (AUST) (“IGE”) established 2015 and , PT GriyaMatahari Bali (Indonesia) established 2014 These companies were established to allow the company to operate in the countries of Australia and Indonesia to open bank accounts only.

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

On May 29, 2014, Indo Global Exchange(s) Pte. Ltd. (the “Company”) entered in to an engagement agreement (the “Agreement”) with International Global Exchange (AUST) (“IGE”), PT GriyaMatahari Bali, and Kina Securities Limited (“Kina”) with an effective date of November 25, 2013. Pursuant to the terms of the Agreement, Kina appointed the Company, IGE and PT GriyaMatahari Bali (collectively, “IGEX”) to provide certain services to Kina, including use of IGEX’s comprehensive online trading platform for Kina referred clients, which platform includes access to 21 global equity exchanges, account statements in real time, live streaming news and other features and capabilities. The term of the Agreement is ten (10) years and may be terminated for cause or without cause upon120 days’ notice to the other party. Kina may terminate the Agreement for cause upon the occurrence of certain events, including the following: IGEX (i) has a liquidator or receiver appointed, (ii) becomes an externally administered body, (iii) passes a resolution for winding up, (iv) is guilty of any fraudulent act or willful misconduct which is   related to the Agreement, or (v) breaches the terms of the Agreement.

On the 26th November 2015, IGEX appointed Goldhurst and Schnider of Melbourne, Australia to formally notify Kina that they are in breach of the contract.  The breach was in relation to Kina making unfounded statements to the market about IGEX and not formally giving notice as required by the agreement. IGEX is now seeking compensation from Kina for AUD$2,400,000.

Strategy

We plan to offer financial market access to customers globally, with access to approximately thirty (30) global equity exchanges for trading in securities, approximately thirty (30) global equity exchanges for trading in Contract for Differences (CFD). These include the Euro Zone, United Kingdom, Japan, Asia, Oceania, and Canada. Trading will include approximately 180 currency pairs in spot (cash), forwards and options, gold and silver trading in spot (cash), forwards and options, financial futures, indices and commodity CFD’s and Exchange Traded Funds..

All of our customers will have access to, among other features, the trading platform, 24 hour technical support, personal account manager, remote phone access to staff, the ability to place online or  phone orders or amend orders, private remote chat facility, free seminar programs including webinars,  free software upgrades, technical and fundamental analysis, free fully functional simulation platform, the help desk for technical issues, one on one platform instruction, and free charting package.

In addition, we will offer:

	Marked to market real time portfolio valuation on all assets.
	Full transparency in account functions including cash movement.
	Account statements in real time.
	Full audit trail on client activity.
	Live streaming news.
	Full charting and technical analysis functionality.

Products/Services in Development

In October 2014, we designed and implemented a white label application on the back of the FxPro Super trader via Investor Limited Pty LTD with a introducer agreement product which will provide a unique offering, allowing 3 times leverage to all of our Supertrader accounts. Whereby with a minimum investment of USD 10,000, the clients will be given a line of credit of USD 20,000 giving a total investment portfolio of USD 30,000.

Revenues and Customers
The Company generated revenue of $19,448 and $10,656 for the years ended July 31, 2015 and 2014, respectively. The revenue is a result of service fee and commission.  These revenues were derived from client trading accounts in the form of commissions and profit share, paid by FxPro the execution and clearing business.

Intellectual Property

Our success depends in part upon our ability to protect our intellectual property. To establish and protect our proprietary rights, we will rely on a combination of know-how, license agreements, confidentiality procedures, non-disclosure agreements with third parties, employee disclosure, and other contractual rights. We have not filed any trademark or patent applications. However, we own a common law trademark and logo in “IGEX Financial Market Services.”

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

Branding

We utilize various forms of media and print advertising to promote our brand. Anticipated forms of print media include brochures, advertisements in financial publications and billboards.
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

In addition to that, many of the traditional full-service brokers like Merrill Lynch and Morgan Stanley also entered the arena by offering online trading. The Internet posed the most serious threat to the established brokerage firms since the unfixing of commissions on May Day, 1975, when deregulation created the discount-brokerage business, threatening, but not vanquishing, a cozy oligopoly (Nathan, 1999). The oligopoly has now been battered by new technologies. So far, traditional full-service brokers had resisted using the Internet in any way that would cannibalize their existing offline brokerage business. They appeared positively complacent, arguing that the cut-price online brokerage is not a sustainable business model.

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

 History of Online Trading

For many years’ stock markets were physical locations where buyers and sellers met and negotiated. Exchange trading would typically happen on the floor of an exchange, where traders in brightly colored jackets (to identify which firm they worked for) would shout and gesticulate at one another – a process known as open outcry or pit trading (the exchange floors were often pit-shaped – circular, sloping downwards to the center, so that the traders could see one another). With the improvement in communications technology in the late 20th century, the need for a physical location became less important and traders started to transact from remote locations in what became known as electronic trading. Electronic trading made transactions easier to complete, monitor, clear, and settle and this helped spur on its development.

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

However, we are a new entry into this marketplace and we are not well known. As such, we may compete with numerous providers of online trading services or Internet accessible applications and services companies, many of which have far greater financial and other resources than we do.  Many of these companies have established histories and relationships in providing online applications or systems in other markets that may enable them to attract talent, marketing support, and financing if they decided to enter the Indonesian market. Our major competitors globally include Saxo Bank, IG Markets, Interactive brokers, E*Trade, FXCMarkets and TD Ameritrade.

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

Employees

We have no employees other than our executive officers and directors as of the date of this Annual Report on Form 10-K. We conduct our business largely through agreements with consultants and arm’s length persons.

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

We receive and process trade orders through a variety of electronic channels, including the Internet and mobile trading applications.  These methods of trading are heavily dependent on the integrity of the electronic systems supporting them.  Our systems and operations are vulnerable to damage or interruption from human error, natural disasters, power loss, computer viruses, spurious spam attacks, intentional acts of vandalism and similar events.  It could take several hours or more to restore full functionality following any of these events.  Extraordinary trading volumes could cause our computer systems to operate at an unacceptably slow speed or even fail.  Extraordinary Internet traffic caused by spam or other attacks could cause our website to be unavailable or slow to respond.  There can be no assurance that our systems will be sufficient to handle such extraordinary circumstances.  We may not be able to project accurately the rate, timing or cost of any increases in our business or to expand and upgrade our systems and infrastructure to accommodate any increases in a timely manner.  Systems failures and delays could occur and could cause, among other things, unanticipated disruptions in service to our clients, slower system response time resulting in transactions not being processed as quickly as our clients’ desire, decreased levels of client service and client satisfaction and harm to our reputation.  The occurrence of any of these events could have a material adverse effect on our business, results of operations and financial condition.

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

If we are unable to establish sufficient sales and marketing capabilities, we may not be able to generate sales and product revenue.

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

The functional currency for most of our operations is the U.S. dollar. All of our revenues and a significant portion of our costs are denominated in U.S. dollars; however, some costs and certain asset and liability accounts are denominated in local currencies, including the Indonesian rupiah and Australian Dollar. Generally, our results are positively affected when the U.S. dollar strengthens in relation to those foreign currencies and adversely affected when the U.S. dollar weakens in relation to those foreign currencies.

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

2.
We did not maintain appropriate cash controls – As of July 31, 2015, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.

3.
We did not implement appropriate information technology controls – As at July 31, 2015, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

4.	The Company did not effectively implement comprehensive entity level internal controls.

Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources.  There can be no assurance that we will be able to fully comply with Section 404 or that we and our independent registered public accounting firm would be able to conclude that our internal control over financial reporting is effective at fiscal year-end.  As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities, as well as subject us to civil or criminal investigations and penalties.  In addition, our independent registered public accounting firm may not agree with our management’s assessment or conclude that our internal control over financial reporting is operating effectively.

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

Our authorized capital stock consists of 950,000,000 shares of common stock, with a par value of $0.00001 per share, and 10,000,000 shares of preferred stock, with a par value of $0.00001 per share. As of July 31, 2015, there were 917,588,928 shares of our common stock issued and outstanding. We have not issued any shares of preferred stock.
.    As a result, our board of directors has the ability to issue a large number of additional shares of common stock and preferred stock without stockholder approval, which, if issued, could cause substantial dilution to our existing stockholders.  Our Board of Directors may choose to issue some or all of such shares to acquire one or more companies or properties and to fund our overhead and general operating requirements.  The issuance of any such shares may reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock.  If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current stockholders.

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

ITEM 3.               LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated. On the 26th November 2015, IGEX appointed Goldhurst and Schnider of Melbourne, Australia to formally notify Kina that they are in breach of the contract.  The breach was in relation to Kina making unfounded statements to the market about IGEX and not formally giving notice as required by the agreement. IGEX is now seeking compensation from Kina for AUD$2,400,000.

ITEM 4.              MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General

Our authorized capital stock consists of 950,000,000 shares of common stock, with a par value of $0.00001 per share, and 10,000,000 shares of preferred stock, with a par value of $0.00001 per share. As of July 31, 2015, there were 917,588,928 shares of our common stock issued and outstanding. We have not issued any shares of preferred stock.

Market Information

Our shares of common stock commenced trading on the OTC Bulletin Board under the symbol “CLRV”. Our shares became eligible for quotation on the OTC Bulletin Board in May 2009, and have since been quoted on the OTC markets.  On September 4, 2013 our name and symbol were changed to Indo Global Exchange(s) PTE, Ltd. and IGEX, respectively. The high and low bid information for our common stock for the fiscal years ended July 31, 2015, 2014 and 2013 is:

Fiscal Year 2015	High $	Low $
First Quarter	0.00933	0.00725
Second Quarter	0.00535	0.00482
Third Quarter	0.01007	0.00797
Fourth Quarter	0.00120	0.00093
Fiscal Year 2014
First Quarter	0.82	0.40
Second Quarter	0.54	0.05
Third Quarter	0.01	0.00
Fourth Quarter	0.04	0.01
Fiscal Year 2013
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	N/A	N/A
Fourth Quarter	0.64	0.60

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

On May 29, 2014, Indo Global Exchange(s) Pte. Ltd. (the “Company”) entered in to an engagement agreement (the “Agreement”) with International Global Exchange (AUST) (“IGE”), PT GriyaMatahari Bali, and Kina Securities Limited (“Kina”) with an effective date of November 25, 2013. Pursuant to the terms of the Agreement, Kina appointed the Company, IGE and PT GriyaMatahari Bali (collectively, “IGEX”) to provide certain services to Kina, including use of IGEX’s comprehensive online trading platform for Kina referred clients, which platform includes access to 21 global equity exchanges, account statements in real time, live streaming news and other features and capabilities. The term of the Agreement is ten (10) years and may be terminated for cause or without cause upon120 days’ notice to the other party. Kina may terminate the Agreement for cause upon the occurrence of certain events, including the following: IGEX (i) has a liquidator or receiver appointed, (ii) becomes an externally administered body, (iii) passes a resolution for winding up, (iv) is guilty of any fraudulent act or willful misconduct which is   related to the Agreement, or (v) breaches the terms of the Agreement.

On the 26th November 2015, IGEX appointed Goldhurst and Schnider of Melbourne, Australia to formally notify Kina that they are in breach of the contract.  The breach was in relation to Kina making unfounded statements to the market about IGEX and not formally giving notice as required by the agreement. IGEX is now seeking compensation from Kina for AUD$2,400,000.

The Company generated revenue of $19,448 and $10,656 for the years ended July 31, 2015 and 2014, respectively. The revenue is a result of service fee and commission.  These revenues were derived from client trading accounts in the form of commissions and profit share, paid by FxPro the execution and clearing business.

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

We anticipate that we will need to meet our ongoing cash requirements through the generation of revenue and equity and/or debt financing. We estimate that our expenditures over the next 12 months will be approximately $263,700 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital.

Operating Expenses
Sales and Marketing
Advertising (Incl press releases)	$32,500
Direct marketing (LinkedIn / Facebook / TandemFX Info sessions)	20,000
Web design	5,000
Total Sales and Marketing Expenses [M]	57,500

Research and Development
Technology licenses	2,500
Total Research and Development Expenses [N]	2,500

General and Administrative
Wages and salaries	0
- CEO	100,000
- Operations / Finance Director	50,000
Bank Fees	1,000
Accounting / Auditing costs	24,000
Legal Costs	12,000
Supplies (Office supplies)	2,750
Meals and entertainment	1,300
Telephone (Inc Sales reps)	1,650
Travel (flights / accommodation / car hire)	11,000
Total General and Administrative Expenses [O]	203,700

Total Operating Expenses	$263,700

RESULTS OF OPERATIONS

Working Capital
	At July 31, 2015	At July31, 2014
Current Assets	$0	$14,633
Current Liabilities	(490,788)	(375,207)
Working Capital (Deficit)	$(490,788)	$(360,574)

Cash Flows	Year Ended	Year Ended
	July 31, 2015	July 31, 2014
Cash Flows Used in provided by Operating Activities	$(56,398)	$(236,860)
Cash Flows Provided by Financing Activities	49,277	237,671
Foreign currency translation	3,561	(811)
Net Increase (Decrease) in Cash During Period	$-	$-

Operating Revenues

As at July 31, 2015 and 2014 we have generated $19,448 and $10,656 respectively in revenues.

Operating Expenses and Net Loss

As of July 31, 2015 and 2014, Operating expenses include the following:

	July 31, 2015	July 31, 2014
Consulting fee	$59,844	$92,366
Stock Compensation	900,000	-
Legal fee	14,528	105,830
Salary	203,457	116,327
Other Expenses	119,674	101,488
Total	$1,237,659	$416,011

Operating expenses for the period ended July 31, 2015 was $1,237,659 compared with $416,011 for the year ended July 31, 2014. The increase in expenditures was a result of the stock compensation salary, office expenses, and increased operating costs compared to the same period last year.

Net loss for the period ended July 31, 2015 was $4,594,575 compared with $428,528 for prior year. The overall increase in net loss of $4,166,047 was attributed to the loss on settlement of debt and interest.

Liquidity and Capital Resources

As at July 31, 2015, the Company’s cash balance was $Nil. As at July 31, 2015, the Company had total liabilities of $490,788 and a working capital deficit of $(490,788).

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

If we are not able to raise sufficient funds to fully implement our start up business plan for the next year as anticipated, we will scale our business development in line with available capital. Our primary priority will be to retain our reporting status with the SEC which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses. Once these costs are accounted for, in accordance with how much financing we are able to secure, we will focus on market awareness, and servicing costs as well as marketing and advertising to social media marketing websites. We will likely not expend funds on the remainder of our planned activities unless we have the required capital.

Our total expenditures over the next twelve months is anticipated to be approximately $263,700. Our cash on hand as of July 31, 2015 and July 31, 2014 are $0. We do not have sufficient cash on hand to fund our operations for the next twelve months. We also require additional financing.

Cash flow from Operating Activities

During the period ended July 31, 2015, the Company used $(56,398) of cash for operating activities compared with $(236,860) for the prior year. The increase of cash used for operating activities are mainly due to increased net loss, more increase in settlement of debt, and more increase in stock compensation. The increased loss and payables are due to commencement of new business and more expenses occurred.

Cash flow from Investing Activities

During the year period ended July 31, 2015 and 2014, the Company paid $0 and $0 in investing activities.

Cash flow from Financing Activities

During the period ended July 31, 2015, the Company has net cash received of $49,277 from financing activities compared with $237,671 in financing activities for the same period in 2014. The increased cash from financing activities are because of unrelated party loans.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report for the period ended July 31, 2015 that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8.              FINANCIAL STATEMENTS.

Index to Financial Statements:

1.	Reports of Independent Registered Public Accounting Firm;*	F-1 and F-2
2.	Consolidated Balance Sheets as of July 31, 2015 and 2014;	F-3
3.	Consolidated Statements of Operations for the years ended July 31, 2015 and 2014	F-4
4.	Consolidated Statements of Cash Flows for the years ended July 31, 2015 and 2014	F-5
5.	Consolidated Statement of Changes in Stockholders’ Equity (Deficiency) for the years ended July 31, 2015 and 2014	F-6
6.	Notes to Consolidated Financial Statements	F-7 to F-12

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Indo Global Exchange(s) Pte, Ltd and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Indo Global Exchange(s)Pte, Ltd. and Subsidiaries (the “Company”) as of July 31, 2015, and the related consolidated statement of operations, stockholders’ equity and cash flows for the year then ended.  Indo Global Exchange(s) Pte, Ltd. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indo Global Exchange(s) Pte, Ltd and subsidiaries, Inc., as of July 31, 2015, and the related statements of operations, stockholders’ equity and cash flows for the year then ended. in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result for the outcome of this uncertainty

/S BF Borgers CPA PC
Lakewood, CO
June 24, 2016

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
Walnut, California

February 12, 2015

INDO GLOBAL EXCHANGE(S) PTE, LTD.
CONSOLIDATED BALANCE SHEETS
(Audited)
	July 31,	July 31,
	2015	2014

ASSETS

Current Assets
Due from related parties	$0	$9,633
Prepaid expenses	0	5,000
Total Assets	$0	$14,633

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$110,166	$112,903
Due to a related party	269,639	22,975
Loan from a related party	15,000	15,000
Loan payable to unrelated parties	95,983	224,329

Total Liabilities	490,788	375,207

Stockholders' (Deficit)

Preferred stock, $.00001 par value 10,000,000 shares authorized no shares issued and outstanding	0	0
Common stock, $.00001 par value 950,000,000 shares authorized 917,588,928 and 74,888,928 Issued and outstanding as of July 31, 2015 and July 31, 2014, respectively	917,589	74,889
Additional paid-in capital	3,728,495	110,395
Accumulated other comprehensive income	2,750	(811)
Accumulated deficit	(5,139,622)	(45,047)

Total Stockholders' Deficit	(490,788)	(360,574)

Total Liabilities and Stockholders' Deficit	$0	$14,633

The accompanying notes are an integral part of the financial statements.

INDO GLOBAL EXCHANGE (S) PTE, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Audited)

	For The Years Ended
	July 31, 2015	July 31, 2014

REVENUES	19,448	10,656

OPERATING EXPENSES

Selling Expenses	885	0
General and administrative expenses	1,236,774	416,011

Total operating expenses	1,237,659	416,011

Other (Income) Loss
Loss on debt settlement	1,779,111	9,349
Interest expenses	1,597,253	13,824
Other (Income) Loss	3,376,364	23,173

Net loss before provision for income taxes	(4,594,575)	(428,528)

Provision for income taxes	0	0

Net loss	(4,594,575)	(428,528)

Other Comprehensive Income
Foreign currency translation gain / (loss)	3,561	(811)
Total Comprehensive Income	(4,591,014)	(429,339)

Weighted average common shares outstanding -
Basic and diluted	307,458,243	72,582,349

Net loss per share – basic and diluted	(0.01)	(0.01)

The accompanying notes are an integral part of the financial statements.

INDO GLOBAL EXCHANGE (S) PTE, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Audited)

	For The Years Ended
	July 31, 2015	July 31, 2014
Operating Activities
Net loss	(4,594,575)	(428,528)
Interest expenses	1,597,253	0
Loss on settlement of debt	1,779,111	9,349
Stock compensation	900,000	0
Changes in operating assets and liabilities:
Prepaid expenses	5,000	(5,000)
Accounts payable and accrued expenses	256,813	187,319
Net Cash Used in Operating Activities	(56,398)	(236,860)

Financing Activities:
Stock issuance for cash	10,000	0
Proceeds from (payments to) due from related parties	9,633	(9,633)
Proceeds from due to a related party	15,100	22,975
(Payments to) unrelated party loans	(41,600)	0
Proceeds from unrelated party loans	56,144	224,329
Net Cash Provided By Financing Activities	49,277	237,671

Effect of exchange rate on cash and cash equivalents	7,121	(811)

Increase (Decrease) in Cash	0	0

Cash, Beginning of Period	0	0

Cash, End of Period	0	0

Non-cash activities:

Cancellation of Shares	0	0
Issuance of Shares for anti-dilution	1,597,200	37,085

The accompanying notes are an integral part of the financial statements.

INDO GLOBAL EXCHANGE (S) PTE, LTD.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Audited)
				Deficit
	Common Stock		Additional	Accumulated	Accumulated	Total
	Number of		Paid-in	in Exploration	Other Comprehensive	Shareholders'
	Shares	Par Value	Capital	Stage	Income	Equity
BALANCE, JULY 31, 2013	72,493,750	72,494	(1,794)	(116,519)	0	(45,819)
Cancel common stock 0.001	(43,750,000)	(43,750)	43,750	0	0	0
Common stock issuance 0.001	43,496,250	43,496	(43,496)	0	0	0
Common Stock Issuance For Debt Settlement	2,648,928	2,649	34,436	0	0	37,085
Services paid by a shareholder	0	0	77,499	0	0	77,499
Net loss	0	0	0	(428,528)	(811)	(429,339)
BALANCE, JULY 31, 2014	74,888,928	74,889	110,395	(545,047)	(811)	(360,574)
Common stock issuance for Compensation	75,000,000	75,000	825,000	0	0	900,000
Common Stock Issuance For Debt Settlement	674,100,000	674,100	1,279,500	0	0	1,953,600
Common stock issuance for Cash	2,000,000	2,000	8,000	0	0	10,000
Common Stock Issuance For Interest Expenses	91,600,000	91,600	1,505,600	0	0	1,597,200
Net loss	0	0	0	(4,594,575)	3,561	(4,591,014)
BALANCE, JULY 31, 2015	917,588,928	917,589	3,728,495	(5,139,622)	2,750	(490,788)

The accompanying notes are an integral part of the financial statements.

INDO GLOBAL EXCHANGE (S) PTE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2015

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

On May 29, 2014, Indo Global Exchange(s) Pte. Ltd. (the “Company”) entered in to an engagement agreement (the “Agreement”) with International Global Exchange (AUST) (“IGE”), PT GriyaMatahari Bali, and Kina Securities Limited (“Kina”) with an effective date of November 25, 2013. Pursuant to the terms of the Agreement, Kina appointed the Company, IGE and PT GriyaMatahari Bali (collectively, “IGEX”) to provide certain services to Kina, including use of IGEX’s comprehensive online trading platform for Kina referred clients, which platform includes access to 21 global equity exchanges, account statements in real time, live streaming news and other features and capabilities. The term of the Agreement is ten (10) years and may be terminated for cause or without cause upon120 days’ notice to the other party. Kina may terminate the Agreement for cause upon the occurrence of certain events, including the following: IGEX (i) has a liquidator or receiver appointed, (ii) becomes an externally administered body, (iii) passes a resolution for winding up, (iv) is guilty of any fraudulent act or willful misconduct which is   related to the Agreement, or (v) breaches the terms of the Agreement.

On the 26th November 2015, IGEX appointed Goldhurst and Schnider of Melbourne, Australia to formally notify Kina that they are in breach of the contract.  The breach was in relation to Kina making unfounded statements to the market about IGEX and not formally giving notice as required by the agreement. IGEX is now seeking compensation from Kina for AUD$2,400,000.

The Company generated revenue of $19,448 and $10,656 for the years ended July 31, 2015 and 2014, respectively. The revenue is a result of service fee and commission.  These revenues were derived from client trading accounts in the form of commissions and profit share, paid by FxPro the execution and clearing business.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis   of   Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in United States (US) dollars relevant to fiscal year end July 31, 2015 and July 31,2014.

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

Start-up Expenses

The Company expenses costs associated with start-up activities as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the years ended July 31, 2015 and 2014.

Foreign Currency Translation

The Company’s functional and reporting currency is the US dollar as the company is listed in the USA.  Operations for the company are spread between USA, Indonesia and Australia.

Translation adjustments for the year ended July 31, 2015 and 2014 were $3,561 and $811, respectively. The cumulative translation adjustment and effect of exchange rate changes on cash as of July 31, 2015 and 2014 were 3,561 and $811 respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Specifically, translation of AUD to USD.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of July 31, 2015 and July 31, 2014, there are no cash or cash equivalents.

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

The Company generated revenue of $19,448 and $10,656 for the years ended July 31, 2015 and 2014, respectively. The revenue is a result of service fee and commission.  These revenues were derived from client trading accounts in the form of commissions and profit share, paid by FxPro the execution and clearing business.

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

Basic and Diluted Loss Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented. ASC 260 requires presentation of basic earnings per share and diluted earnings per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the years ended July 31, 2015 and 2014, there were no potentially dilutive securities.

Recent Accounting Pronouncements

Adopted

In June 2014, the FASB issued ASU 2014 10, Development Stage Entities (Topic915): Elimination of Certain Financial Reporting Requirements. ASU 201410 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception to-date information on the statements of operations, cash flows and stockholders' equity. IGEX have decided to leave additional inception to date information on the Shareholders Equity for historical purposes.  The amendments in ASU2014-10 will be effective prospectively for annual reporting periods beginning after December15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU2014-10 since the quarter ended October 31, 2013, thereby no longer presenting or disclosing any information required by Topic 915.

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

NOTE 3 –PREPAID EXPENSES AND ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company prepaid costs associated with marketing and advertising activities. The pre-paid expenses for the years ended July 31, 2015 and 2014 are $0 and $5,000 respectively.

Accounts payable and accrued expenses amounted to $110, 166 and $112,903 as of July 31, 2015 and July 31, 2014, respectively.  The balance is made up from subscriptions, legal costs and consulting.

NOTE 4 – STOCKHOLDERS’ EQUITY

On January 28, 2015, the Company issued 91,600,000 shares of common stock at $0.001 using the closing prices on the stock issuance date to shareholders for interest expense on notes previously issued that have not received principal or interest payments to settle interest owed of $1,597,253 Compared with $0 issuance in the previous year.  The par value of this issuance was $91,600 and the additional paid up capital was $1,505,600.

On January 28, 2015, the Company issued 2,000,000 shares of common stock at a fair value of $0.012 for $10,000 cash for service to an unrelated party, using the closing prices on the stock issuance date.

On January 28, 2015, the Company issued 75,000,000 shares of common stock to consultants for services. The fair value of the shares is $0.012 per share for a total of $900,000, using the closing prices on the stock issuance date.  These shares were issued as stock based compensation for consulting services.  The following table shows all transactions related to the 75,000,000 stock based allocation.

Date	Description	Change in Shares	Stock Price on Issuance Date	Consulting Expense
28/01/2015	Dora Sarros -Company set up Cost + Admin+ Con in lieu of salary or consulting fees	10,500,000	$0.012	$126,000
28/01/2015	Bill Leslie -Company set up Cost + Admin+ Con in lieu of salary or consulting fees	15,000,000	$0.012	$180,000
28/01/2015	Nigel O’Shea -Company set up Cost + Admin+ Con in lieu of salary or consulting fees	5,000,000	$0.012	$60,000
28/01/2015	James Eugene Manczak -Marketing and PR Admin+ Con	3,000,000	$0.012	$36,000
28/01/2015	Gosuinus Lens -（January 1-July 1, 2015）Including 1000 G&A and 5000 prepaid	6,000,000	$0.012	$72,000
28/01/2015	Silas Curry - in lieu of salary or consulting fees	3,500,000	$0.012	$42,000
29/01/2015	StockVest - (January 28-April 28, 2015）ir, advertising, promotional and marketing services	2,000,000	$0.012	$24,000
28/01/2015	Square One consulting - in lieu of salary or consulting fees	5,000,000	$0.012	$60,000
28/01/2015	Stephen Fynmore -Company set up Cost + Admin+ Con in lieu of salary or consulting fees	20,000,000	$0.012	$240,000
28/01/2015	Richard Jackson - in lieu of salary or consulting fees	5,000,000	$0.012	$60,000
		75,000,000		$900,000

On January 29, 2015, the Company issued 60,000,000 shares of common stock. The issuance is related to debt settlement of $6,000 with two unrelated parties. The fair value of the shares issued was $720,000 valued at $0.012 per share, using the closing price on the stock issuance date.  The Company booked $714,000 as a loss on debt extinguishment.

On March 20, 2015, the Company issued 19,000,000 shares of common stock. The issuance is related to debt settlement of $10,000 of loans payable with an unrelated party debt holder. The fair value of the shares issued was $68,400 valued at $0.0036 per share, using the closing prices on the stock issuance date.  The Company booked $58,400 as a loss on debt extinguishment.

On April 9, 2015, the Company issued 80,000,000 shares of common stock. The issuance is related to debt settlement of $800 of loans payable with two unrelated party debt holders. The fair value of the shares issued was $232,000 valued at $0.0029 per share, using the closing prices on the stock issuance date.  The Company booked $231,200 as a loss on debt extinguishment.

On May 8, 2015, the Company issued 90,000,000 shares of common stock. The issuance is related to debt settlement of $900 of loans payable with two unrelated party debt holders. The fair value of the shares issued was $90,000 valued at $0.001per share, using the closing prices on the stock issuance date.  The Company booked $89100 as a loss on debt extinguishment.

On June 16, 2015, the Company issued 140,000,000 shares of common stock. The issuance is related to debt settlement of $900 of loans payable with two unrelated party debt holders. The fair value of the shares issued was $140,000 valued at $0.001per share, using the closing prices on the stock issuance date.  The Company booked $139,100 as a loss on debt extinguishment.

On July 22, 2015, the Company issued 20,000,000 shares of common stock. The issuance is related to debt settlement of $4,000 of loans payable with an unrelated party debt holder. The fair value of the shares issued was $18,000 valued at $0.0009 per share, using the closing prices on the effective date of the agreement.  The Company booked $14,000 as a loss on debt extinguishment.

On July 22, 2015, the Company issued 180,000,000 shares of common stock. The issuance is related to debt settlement of $9,000 of loans payable with two unrelated party debt holders. The fair value of the shares issued was $162,000 valued at $0.0009 per share, using the closing prices on the effective date of the agreement.  The Company booked $153,000 as a loss on debt extinguishment.

NOTE 5 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of July 31, 2015 the Company had incurred accumulated losses since inception of $5,139,622. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to establish profitable operations.

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

NOTE 6 –LOAN FROMA RELATED PARTY

Loans from a related party amounted to $15,000 and $15,000 as of July 31, 2015 and July 31, 2014, respectively. Loan to a related party represents loan to the Company by John O’Shea, CEO of the Company. The loan is interest free, without collateral, due on demand, and for company’s operation purpose.

NOTE 7 – DUE TO A RELATED PARTY

Due to a related party amounted to $269,639and $22,975 as of July 31, 2015 and July 31, 2014, respectively. Due to a related party represents advances by John O’Shea, CEO of the Company, to pay company’s expenses for both financial years.

The majority of the $269,639 is related to unpaid salaries to John O’Shea.

NOTE 8 –LOANS PAYABLE TO UNRELATED PARTIES

Unrelated party loans payable represent money initially received from investors and then the debt was forgiven and/or reduced by IGEX issuing shares to purchasers. As of July 31, 2015 and 2014, the Company has unrelated party loans payable totaling $95,983 and $224,329, respectively. Based on the subscription agreement, the subscription funds will constitute a non-interest bearing loan of the subscriber to the Company until such time as the offering is closed and shares are issued to the subscriber.

On January 29, 2015, the Company issued 60,000,000 shares of common stock. The issuance is related to debt settlement of $6,000 with two unrelated parties. The fair value of the shares issued was $720,000 valued at $0.012 per share, using the closing price on the stock issuance date.  The Company booked $714,000 as a loss on debt extinguishment.

On March 20, 2015, the Company issued 19,000,000 shares of common stock. The issuance is related to debt settlement of $10,000 of loans payable with an unrelated party debt holder. The fair value of the shares issued was $68,400 valued at $0.0036 per share, using the closing prices on the stock issuance date.  The Company booked $58,400 as a loss on debt extinguishment.

On May 8, 2015, the Company issued 90,000,000 shares of common stock. The issuance is related to debt settlement of $900 of loans payable with two unrelated party debt holders. The fair value of the shares issued was $90,000 valued at $0.001 per share, using the closing prices on the stock issuance date.  The Company booked $89100 as a loss on debt extinguishment.

On June 16, 2015, the Company issued 140,000,000 shares of common stock. The issuance is related to debt settlement of $900 of loans payable with two unrelated party debt holders. The fair value of the shares issued was $140,000 valued at $0.001 per share, using the closing prices on the stock issuance date.  The Company booked $139,100 as a loss on debt extinguishment.

On July 22, 2015, the Company issued 20,000,000 shares of common stock. The issuance is related to debt settlement of $4,000 of loans payable with an unrelated party debt holder. The fair value of the shares issued was $18,000 valued at $0.0009 per share, using the closing prices on the effective date of the agreement.  The Company booked $14,000 as a loss on debt extinguishment.

On July 22, 2015, the Company issued 180,000,000 shares of common stock. The issuance is related to debt settlement of $9,000 of loans payable with two unrelated party debt holders. The fair value of the shares issued was $162,000 valued at $0.0009 per share, using the closing prices on the effective date of the agreement.  The Company booked $153,000 as a loss on debt extinguishment.

NOTE 9 – SUBSEQUENT EVENTS

On August 7, 2015, the Company cancelled 50,000,000 shares of common stock. The canceled shares were returned to treasury.

On August 7, 2015, the Company issued 47,151,000 shares of common stock in exchange for the cancellation of $5,847 loan payable. The fair value of the shares issued was $117,878 valued at $0.0025 per share, using the closing prices on the stock issuance date.  The Company booked $112,031 as a loss on debt extinguishment.
On September 30, 2015, the Company cancelled 35,158,108 shares of common stock. The canceled shares were returned to treasury.

On September 30, 2015, the Company issued 49,300,000 shares of common stock in exchange for the cancellation of $9,950 loan payable. The fair value of the shares issued was $118,320 valued at $0.0024 per share, using the closing prices on the stock issuance date.  The Company booked $108,370 as a loss on debt extinguishment.

On October 6, 2015, the Company issued 1,500,000,000 shares of common stock to John O'Shea in lieu of salaries (future shares issued from this pool). The fair value of the shares issued was $2,040,000 valued at $0.00136 per share, using the closing prices on the stock issuance date.

On October 6, 2015, the Company issued 25,000,000 shares of common stock in exchange for the cancellation of $10,000 loan payable. The fair value of the shares issued was $34,000 valued at $0.00136 per share, using the closing prices on the stock issuance date.  The Company booked $24,000 as a loss on debt extinguishment.

On October 7, 2015, the Company issued 15,700,000 shares of common stock in exchange for the cancellation of $7,065 loan payable. The fair value of the shares issued was $18,840 valued at $0.0012 per share, using the closing prices on the stock issuance date.  The Company booked $11,775 as a loss on debt extinguishment.

On October 8, 2015, the Company cancelled 100,000,000 shares of common stock. The cancelled shares were cancelled to employees. The cancelled shares were returned to treasury.

On October 19, 2015, the Company issued 18,411,111 shares of common stock in exchange for the cancellation of $8,285 loan payable. The fair value of the shares issued was $31,299 valued at $0.0017 per share, using the closing prices on the stock issuance date.  The Company booked $23,014 as a loss on debt extinguishment.

On November 5, 2015, the Company cancelled 100,000,000 shares of common stock. The cancelled shares were cancelled to employees. The cancelled shares were returned to treasury.

On November 5, 2015, the Company issued 90,000,000 shares of common stock in exchange for the cancellation of $9,000 loan payable. The fair value of the shares issued was $36,000 valued at $0.0004 per share, using the closing prices on the stock issuance date.  The Company booked $27,000 as a loss on debt extinguishment.

On December 18, 2015, the Company cancelled 820,000,000 shares of common stock. The canceled shares were cancelled to employees.

On February11, 2016, the Company cancelled 480,000,000 shares of common stock. The canceled shares were cancelled to employees.

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

IGEX appointed new auditors, BF Borgers CPA PC for FY14-15. Please see related 8K filed with the SEC for further information.

ITEM 9A.           CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely   decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of July 31, 2015, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, the Company did not effectively implement comprehensive entity level internal controls and controls were not designed and   in place to ensure that all disclosures required were originally addressed in our financial statements.

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

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in the next fiscal year, 2016.

2.
We have appointed and will continue to appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.           OTHER INFORMATION.

legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation except for the Kina matter discussed below. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest averse to our interest.

There was a hearing before the British Columbia Securities Commission in the matter of Brent Glen Jardine and Indo Global Exchange(s) Pte, Ltd. (formerly Claridge Ventures, Inc.): held on the 26th of January 2016. Brent Jardine was accused of acting as a director of Claridge Ventures prior to the name change to Indo Global Exchange when he had already been restricted to act as director early by the BCSC.

Jardine has admitted wrong doing and taken full responsibility of his actions and there is no claim against IGEX or its directors as a result. As a result, the Company considers this matter resolved and closed.

On May 29, 2014, Indo Global Exchange(s) Pte. Ltd. (the “Company”) entered in to an engagement agreement (the “Agreement”) with International Global Exchange (AUST) (“IGE”), PT GriyaMatahari Bali, and Kina Securities Limited (“Kina”) with an effective date of November 25, 2013. Pursuant to the terms of the Agreement, Kina appointed the Company, IGE and PT GriyaMatahari Bali (collectively, “IGEX”) to provide certain services to Kina, including use of IGEX’s comprehensive online trading platform for Kina referred clients, which platform includes access to 21 global equity exchanges, account statements in real time, live streaming news and other features and capabilities. The term of the Agreement is ten (10) years and may be terminated for cause or without cause upon120 days’ notice to the other party. Kina may terminate the Agreement for cause upon the occurrence of certain events, including the following: IGEX (i) has a liquidator or receiver appointed, (ii) becomes an externally administered body, (iii) passes a resolution for winding up, (iv) is guilty of any fraudulent act or willful misconduct which is   related to the Agreement, or (v) breaches the terms of the Agreement.

On the 26th November 2015, IGEX appointed Goldhurst and Schnider of Melbourne, Australia to formally notify Kina that they are in breach of the contract.  The breach was in relation to Kina making unfounded statements to the market about IGEX and not formally giving notice as required by the agreement. IGEX is now seeking compensation from Kina for AUD$2,400,000.

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

Mr. O’Shea, 50, does not have any family relationships with any other executive officers or directors of the Company, or persons nominated or chosen by the Company to become directors or executive officers.  There is no arrangement or understanding pursuant to which Mr. O’Shea was appointed as the sole member of the Company’s Board of Directors or as the Company’s sole officer.  Furthermore, the Company is not aware of any transaction requiring disclosure under Item 404(a) of Regulation S-K.  Mr. O’Shea is the sole member of the Company’s Board of Directors, and as such, the Board does not have any separate committees at this time.

Set forth below is a brief description of the background and business experience of our officers and directors:

John O'Shea

Mr. O’Shea has over twenty-nine years of experience in the financial services and insurance industry. Since January 2011, Mr. O’Shea has served as Vice President Corporate Development for IndoTerra Resources, a private resource company which seeks to acquire highly prospective or mineral producing properties in the resource rich South Pacific.   From January 2005 to January 2011, Mr. O’Shea served as a Director of Global Electronic Trading Pty Ltd (“GET”), a business he co-founded in 1999. GET was licensed by ASIC and caters to both retail and wholesale clients in the futures, foreign exchange and precious metal markets.  From March 2003 to December 2004, Mr. O’Shea served as Business Development Manager for Bendigo Bank.  Prior to that time, Mr. O’Shea launched his first business in 1999, Inch Corp Pty Ltd, which took a “first adopter” approach and developed an online Risk Insurance, Health Insurance, mortgage and financial planning business.  Prior to launching Inch Corp, Mr. O’Shea served in a number of product and business development based roles with The Hannon Group (1990-1999) and William M Mercer (1987-1990). None of the aforementioned companies are a parent, subsidiary or affiliate of the Company.

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

Except as described above, we believe that, during the year ended July 31, 2015, all other Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

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

DIRECTOR NOMINATIONS

As of July 31, 2015, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

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

 ITEM 11.           EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-X during the fiscal year ended July 31, 2015:

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kenneth Edmundson President	2013/2014	0	0	0	0	0	0	0	0
John O'Shea, President	2014/2015	203,457	0	0	0	0	0	0	203,457
	2013/2014	116,237	0	0	0	0	0	0	116,237

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

As at our year ended July 31, 2015, there is a balance of $95,984.50.  This is made up of two amounts:  One for Dermont for $38,006 and the other to Herawan for $57,978.

EMPLOYMENT CONTRACTS

IGEX has an employment contract with John O’Shea.  The balance owing to John as at July 31, 2015 is $203,457.

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

The following table sets forth compensation paid to our non-executive directors for the fiscal year ended July 31, 2015.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John O’Shea FY 13-14	$116,237						116,237
John O’Shea FY14-15	203,457						203,457
Stock based compensation (see table below for details)			900,000				900,000

 These shares were issued as stock based compensation for consulting services.  The following table shows all transactions related to the 75,000,000 stock based allocation.

Date	Description	Change in Shares	Stock Price on Issuance Date	Consulting expense
28/01/2015	Dora Sarros -Company set up Cost + Admin+ Con in lieu of salary or consulting fees	10,500,000	$0.012	$126,000
28/01/2015	Bill Leslie -Company set up Cost + Admin+ Con in lieu of salary or consulting fees	15,000,000	$0.012	$180,000
28/01/2015	Nigel O’Shea -Company set up Cost + Admin+ Con in lieu of salary or consulting fees	5,000,000	$0.012	$60,000
28/01/2015	James Eugene Manczak -Marketing and PR Admin+ Con	3,000,000	$0.012	$36,000
28/01/2015	Gosuinus Lens -（January 1-July 1, 2015）Including 1000 G&A and 5000 prepaid	6,000,000	$0.012	$72,000
28/01/2015	Silas Curry - in lieu of salary or consulting fees	3,500,000	$0.012	$42,000
29/01/2015	StockVest - (January 28-April 28, 2015）ir, advertising, promotional and marketing services	2,000,000	$0.012	$24,000
28/01/2015	Square One consulting - in lieu of salary or consulting fees	5,000,000	$0.012	$60,000
28/01/2015	Stephen Fynmore -Company set up Cost + Admin+ Con in lieu of salary or consulting fees	20,000,000	$0.012	$240,000
28/01/2015	Richard Jackson - in lieu of salary or consulting fees	5,000,000	$0.012	$60,000
		75,000,000		$900,000

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 31, 2015 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)
DIRECTORS AND EXECUTIVE OFFICERS
Common Stock	John O’Shea	50,000,000	5.45%
5% STOCKHOLDERS
Common Stock Common Stock Common Stock Common Stock	Cede & Co (These are shares held in Treasury) Peter McNulty John Walker Herawan Rusmanhadi	412,825,700 90,000,000 90,000,000 46,606,875	44.99% 9.81% 9.81% 5.08%

Notes:
(1)
Based on 917,588,928 shares of our common stock issued and outstanding as of July 31, 2015. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 31, 2015.

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

Director Independence

Quotations for our common stock are entered on the OTC market, which does not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a) (15). Under NASDAQ Rule 4200(a) (15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.

ITEM 14.         PRINCIPAL AND ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended July 31, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	BF Borgers CPA PC		TAAD, LLP
	Year Ended July 31, 2015	Year Ended July 31, 2014	Year Ended July 31, 2015	Year Ended July 31, 2014
Audit Fees	18,000	Nil	Nil	10,000
Audit Related Fees	Nil	Nil	Nil	8,300
Tax Fees	Nil	Nil	Nil	Nil
All Other Fees	Nil	Nil	Nil	Nil
Total	18,000	Nil	Nil	18,300

ITEM 15.          EXHIBITS.

(b)           Exhibits

Exhibit
Number	Description of Exhibits

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

10.6	Broker Agreement, dated June 2014, between the Company and FXPro (incoroprated by reference to our Current report on Form 8-K filed on September 25, 2014).
21.1	International Global Exchange (Aust) Pty Ltd and PT GriyaMatahari Bali.
31.1*	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1*	Interactive Data Files

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Indo Global Exchange(s) PTE, Ltd .

Date:	June 29, 2016	By:	/s/ John O'Shea
John O'Shea
Chief Executive Officer, Chief Financial Officer President, Secretary Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	June 29, 2016	By:	/s/ John O'Shea
John O’Shea Chief Executive Officer, Chief Financial Officer President, Secretary Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)