Form 10-Q
period 2015-10-31
Indo Global Exchange(s) Pte, Ltd.
filed 2016-06-29
CIK 1442853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

      FORM 10-Q

[    X     ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   October 31, 2015

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

As of June 20, 2016, there were 1,077,992,931 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

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

PART   I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS (UNAUDITED)

Index
Consolidated Balance Sheets	F-1

Consolidated Statements of Operations	F-2

Consolidated Statements of Cash Flows	F-3

Notes to the Consolidated Unaudited Financial Statements	F-4 to F-11

INDO GLOBAL EXCHANGE(S) PTE, LTD.
CONSOLIDATED BALANCE SHEETS

	October 31,	July 31,
	2015	2015
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	-	-
Total Assets	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	110,230	110,166
Due to a related party	269,639	269,639
Loan from a related party	15,000	15,000
Loan payable to unrelated parties	64,825	95,983

Total Liabilities	459,694	490,788

Stockholders' (Deficit)

Preferred stock, $.00001 par value 10,000,000 shares authorized no shares issued and outstanding	-	-
Common stock, $0.00001 par value 950,000,000 shares authorized 2,387,992,231 and 917,588,928 Issued and outstanding as of October 31, 2015 and July 31, 2015, respectively	2,387,993	917,589
Additional paid-in capital	4,678,427	3,728,495
Accumulated other comprehensive income	2,543	2,750
Accumulated deficit	(7,528,658)	(5,139,622)

Total Stockholders' Deficit	(459,694)	(490,788)

Total Liabilities and Stockholders' Deficit	-	-

The accompanying notes are an integral part of the financial statements.

INDO GLOBAL EXCHANGE(S) PTE, LTD. CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended
	October 31, 2015	October 31, 2014

REVENUES	-	8,682

OPERATING EXPENSES

Selling Expenses	-	885
Stock Compensation Expense	2,100,000	-
General and administrative expenses	14,803	89,334

Total operating expenses	2,114,803	90,219

Other (Income) Loss
Loss on debt settlement	274,190	-
Interest expenses	43	8
Other (Income) Loss	274,232	8

Net loss before provision for income taxes	(2,389,036)	(81,545)

Provision for income taxes	-	-

Net loss	(2,389,036)	(81,545)

Other Comprehensive Income
Foreign currency translation gain	(207)	-
Total Comprehensive Income	(2,389,242)	(81,545)

Weighted average common shares outstanding -
Basic and diluted	1,315,621,178	74,888,928

Net loss per share – basic and diluted	(0.00)	(0.00)

The accompanying notes are an integral part of the financial statements.

INDO GLOBAL EXCHANGE(S) PTE, LTD. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended
	October 31, 2015	October 31, 2014
Operating Activities
Net loss	(2,389,036)	(81,545)
Stock compensation	2,100,000
Interest expenses		-
Loss on settlement of debt	274,190	-
Changes in operating assets and liabilities:
Prepaid expenses	-	5,000
Accounts payable and accrued expenses	64	42,548
Net Cash Used In Operating Activities	(14,782)	(33,997)

Financing Activities:
Stock issuance for cash	-	-
Proceedss to due from related parties	-	8,136
Payments to due to a related party	0	(89)
Proceeds from unrelated party loans	14,989	25,418
Net Cash Provided By Financing Activities	14,989	33,465

Effect of exchange rate on cash and cash equivalents	(207)	532

Increase (Decrease) in Cash	-	-

Cash, Beginning of Period	-	-

Cash, End of Period	-	-

Non-cash activities:

Cancellation of Shares	-	-
Issuance of Shares for debt settlement	-

The accompanying notes are an integral part of the financial statements.

INDO GLOBAL EXCHANGE(S) PTE, LTD.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2015

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

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

The Company generated revenue of $3,444 and $482 for the three months ended October 31, 2015 and 2014, respectively. The revenue is a result of service fee and commission. These revenues were derived from client trading accounts in the form of commissions and profit share, paid by FxPro the execution and clearing business.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended July 31, 2015 included in our Annual Report on Form 10-K. The results of the three months periods ended October 31, 2015 are not necessarily indicative of the results to be expected for the full year ending July 31, 2016.

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

Start-up Expenses

The Company expenses costs associated with start-up activities as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the three months ended October 31, 2015 and 2014.

Foreign Currency Translation

The Company’s functional and reporting currency is the US dollar as the company is listed in the USA.  Operations for the company are spread between USA, Indonesia and Australia.

Translation adjustments for the October 31, 2015 and 2014 were $(207) and $0, respectively. The cumulative translation adjustment and effect of exchange rate changes on cash as of October 31, 2015 and 2014 were $(207) and $0 respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Specifically, translation of AUD to USD.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of October 31, 2015 and October 31, 2015, there are no cash or cash equivalents.

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

The Company generated revenue of $3,444 and $482 for the three months ended October 31, 2015 and 2014, respectively. The revenue is a result of service fee and commission. These revenues were derived from client trading accounts in the form of commissions and profit share, paid by FxPro the execution and clearing business.

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

Basic and Diluted Loss Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented. ASC 260 requires presentation of basic earnings per share and diluted earnings per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the three months ended October 31, 2015 and 2014, there were no potentially dilutive securities.

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

NOTE 3 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of October 31, 2015 the Company had incurred accumulated losses since inception of $7,528,658. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to establish profitable operations.

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

NOTE 4 –ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses amounted to $110,230 and $110,166 as of October 31, 2015 and July 31, 2015, respectively. Accounts payable and accrued expenses represent primarily unpaid legal expenses, accounting expenses, and other professional expenses.

NOTE 5 – RELATED PARTY TRANSACTIONS

Due to a related party amounted to $269,639 and $269,639 as of October 31, 2015 and July 31, 2015, respectively. Due to a related party represents advances by John O’Shea, CEO of the Company, to pay company’s expenses.

Loan to a related party amounted to $15,000 and $15,000 as of October 31, 2015 and July 31, 2015, respectively. Loan to a related party represents loan to the Company by John O’Shea, CEO of the Company. The loan is interest free, without collateral, due on demand, and for company’s operation purpose.

On October 6, 2015, the Company issued 1,500,000,000 shares of common stock to employees for services. The company issued John O'Shea1,500,000,000 in lieu of salaries valued at $0.0014 per share, using the closing prices on the stock issuance date.(future shares issued from this pool). The Company booked stock compensation expenses of $2,100,000 based on the closing price of the stock issuance date.

On October 8, 2015, the Company cancelled 100,000,000 shares of common stock issued as compensation to John O’Shea as stock compensation. The canceled shares were cancelled to employees. The Company booked the cancelation by decreasing stock compensation expenses of $100,000.

NOTE 6 – LOANS PAYABLE TO UNRELATED PARTIES

Unrelated party loans payable represent money received from investors to purchase shares. As of October 31, 2015 and July 31, 2015, the Company has unrelated party loans payable totaling $64,825 and $95,983, respectively.

NOTE 7 – STOCK

Stock issuance for debt settlement

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

Date	Description	Change in Shares	Stock Price on Issuance Date	Consulting expense
28/01/2015	Dora Sarros -Company set up Cost + Admin+ Con in lieu of salary or consulting fees	10,500,000	$0.012	$126,000
28/01/2015	Bill Leslie -Company set up Cost + Admin+ Con in lieu of salary or consulting fees	15,000,000	$0.012	$180,000
28/01/2015	Nigel O’Shea -Company set up Cost + Admin+ Con in lieu of salary or consulting fees	5,000,000	$0.012	$60,000
28/01/2015	James Eugene Manczak -Marketing and PR Admin+ Con	3,000,000	$0.012	$36,000
28/01/2015	Gosuinus Lens -（January 1-July 1, 2015）Including 1000 G&A and 5000 prepaid	6,000,000	$0.012	$72,000
28/01/2015	Silas Curry - in lieu of salary or consulting fees	3,500,000	$0.012	$42,000
29/01/2015	StockVest - (January 28-April 28, 2015）ir, advertising, promotional and marketing services	2,000,000	$0.012	$24,000
28/01/2015	Square One consulting - in lieu of salary or consulting fees	5,000,000	$0.012	$60,000
28/01/2015	Stephen Fynmore -Company set up Cost + Admin+ Con in lieu of salary or consulting fees	20,000,000	$0.012	$240,000
28/01/2015	Richard Jackson - in lieu of salary or consulting fees	5,000,000	$0.012	$60,000
	Total	75,000,000		$900,000

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

On September 30, 2015, the Company cancelled 35,158,108(in two lots $20,158,108 and 15,000,000 respectively) shares of common stock. The canceled shares were returned to treasury.

On September 30, 2015, the Company issued 49,300,000 shares of common stock in exchange for the cancellation of $9,950 loan payable. The fair value of the shares issued was $118,320 valued at $0.0024 per share, using the closing prices on the stock issuance date.  The Company booked $108,370 as a loss on debt extinguishment.

On October 6, 2015, the Company issued 1,500,000,000 shares of common stock to employees for services. The company issued John O'Shea1,500,000,000 in lieu of salaries valued at $0.0014 per share, using the closing prices on the stock issuance date.(future shares issued from this pool). The Company booked stock compensation expenses of $2,100,000 based on the closing price of the stock issuance date.

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

On October 8, 2015, the Company cancelled 100,000,000 shares of common stock issued as compensation to John O’Shea as stock compensation. The canceled shares were cancelled to employees. The Company reduced the cancelation by decreasing stock compensation expenses of $100,000.

On October 19, 2015, the Company issued 18,411,111 shares of common stock in exchange for the cancellation of $8,285 loan payable. The fair value of the shares issued was $31,299 valued at $0.0017per share, using the closing prices on the stock issuance date.  The Company booked $23,014 as a loss on debt extinguishment.

Stock issuance for compensation

On October 6, 2015, the Company issued 1,500,000,000 shares of common stock to employees for services. The company issued John O'Shea1,500,000,000 in lieu of salaries valued at $0.0014 per share, using the closing prices on the stock issuance date. (future shares issued from this pool). The Company booked stock compensation expenses of $2,100,000 based on the closing price of the stock issuance date.

Stock cancelation

On August 7, 2015, the Company cancelled 50,000,000 shares of common stock issued as compensation to John O’Shea. The Company booked the cancelation by decreasing common stock and additional paid in capital.

On September 30, 2015, the Company cancelled 20,158,108 shares of common stock issued to an unrelated party. The Company booked the cancelation by decreasing common stock and additional paid in capital.

On September 30, 2015, the Company cancelled 15,000,000 shares of common stock issued to an unrelated party. The Company booked the cancelation by decreasing common stock and additional paid in capital.

On October 8, 2015, the Company cancelled 100,000,000 shares of common stock issued as compensation to John O’Shea as stock compensation. The canceled shares were cancelled to employees. The Company booked the cancelation by decreasing stock compensation expenses of $100,000.

NOTE 8– GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended October 31, 2015 and 2014, General and administrative expenses include the following:

	October 31, 2015	October 31, 2014
Consulting fee	$-	$6,495
G&A-Accounting	-	5,000
Legal fee	-	3,239
Salary	14,686	63,665
Stock compensation	2,100,000	-
Other expenses	117	10,935
Total	$2,114,803	$89,334

NOTE 9 - SUBSEQUENT EVENTS

On November 5, 2015, the Company cancelled 100,000,000 shares of common stock issued as compensation to John O’Shea as stock compensation. The canceled shares were cancelled to employees. The Company reduced the cancelation by decreasing stock compensation expenses of $100,000..

On November 5, 2015, the Company issued 90,000,000 shares of common stock in exchange for the cancellation of $9,000 loan payable. The fair value of the shares issued was $36,000 valued at $0.0004 per share, using the closing prices on the stock issuance date.  The Company booked $27,000 as a loss on debt extinguishment.

On December 18, 2015, the Company cancelled 820,000,000 shares of common stock issued as compensation to John O’Shea as stock compensation. The canceled shares were cancelled to employees. The Company reduced the cancelation by decreasing stock compensation expenses of $820,000.

On February11, 2016, the Company cancelled 480,000,000 shares of common stock issued as compensation to John O’Shea as stock compensation. The canceled shares were cancelled to employees. The Company reduced the cancelation by decreasing stock compensation expenses of $480,000.

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

Type	Amount	Percent
Salaries	$145,000	$16.68%
Professional services (IT development)	24,000	2.76%
Equipment	30,000	3.45%
Professional services (lawyers and accountants)	35,000	4.03%
Programming IT development	60,000	6.90%
Office, rent and expenses	150,000	17.27%
Travel expenses	53,000	5.76%
Government Fees	5,000	.059%
Seminars	85,000	9.77%
Business Development fees	145,000	16.68%
Servers and bandwidth	15,000	1.72%
Bank fees and interest	2,000	.023%
Administration	15,000	1.72%
Marketing and advertisement	120,000	13.80%
Total	$869,000	$100.00%

RESULTS OF OPERATIONS

Working Capital	At October 31, 2015	At July 31, 2015
Current Assets	$-	$-
Current Liabilities	(459,694)	(490,788)
Working Capital (Deficit)	$(459,694)	$(490,788)

	Three months Ended	Three months Ended
Cash Flows	October 31, 2015	October 31, 2014
Cash Flows Used In provided by Operating Activities	$(14,782)	$(33,997)
Cash Flows Provided By Financing Activities	14,989	33,465
Foreign currency translation	(207)	532
Net Increase (Decrease) in Cash During Period	$-	$-

Operating Revenues

Revenues for the quarters ended October 31, 2015 and 2014 were $0 and $8,682, respectively. Revenues generated were the daily spreads on executed trades.

For The Three Months Ended October 31, 2015

Operating Expenses and Net Loss

Operating expenses for the three months period ended October 31, 2015 was $2,114,803 compared with $90,219 for the three months ended October 31, 2014. The increase in operating expenditures was a result of the increased $2,100,000 stock compensation expenses compared to the same period last year.

Net loss for the three months period ended October 31, 2015 was $2,389,036 compared with $81,545 for the three months period ended October 31, 2014. The overall increase in net loss of $2,307,491was attributed to the increased $2,100,000 stock compensation expenses compared to the same period last year.

Liquidity and Capital Resources

As of October 31, 2015, the Company’s cash balance was $0. As of October 31, 2015, the Company had total liabilities of $459,694 and a working capital deficit of $(459,694).

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

Our total expenditures over the next twelve months are anticipated to be approximately $869,000. Our cash on hand as of October 31, 2015 and July 31, 2015 are $(0) and $0, respectively. We have cash saved under related parties’ names and it amounted to $0 and $0, as of October 31, 2015 and July 31, 2015, respectively. We do not have sufficient cash on hand to fund our operations for the next twelve months. We also require additional financing.

Cash Flow From Operating Activities

During the three months period ended October 31, 2015, the Company used $14,782 of cash for operating activities compared with $33,997 for the three months ended October 31, 2014. The decrease of cash used for operating activities are mainly due to more increase in settlement of debt.

Cash Flow From Investing Activities

During the three months period ended October 31, 2015 and 2014, the Company paid $0 and $0 in investing activities.

Cash Flow From Financing Activities

During the three months period ended October 31, 2015, the Company has net cash received of $14,989 from financing activities compared with $33,465 in financing activities for the same period in 2014. The decreased cash from financing activities are because less proceeds from loans from unrelated parties during the three months period ended October 31, 2015 compared to the same period last year.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report for the three months ended October 31, 2015 that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely   decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of October 31, 2015, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and the Company did not effectively implement comprehensive entity level internal controls and controls were not designed and   in place to ensure that all disclosures required were originally addressed in our financial statements.

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

On September 30, 2015, the Company cancelled 35,158,108(in two lots $20,158,108 and 15,000,000 respectively) shares of common stock. The canceled shares were returned to treasury.

On September 30, 2015, the Company issued 49,300,000 shares of common stock in exchange for the cancellation of $9,950 loan payable. The fair value of the shares issued was $118,320 valued at $0.0024 per share, using the closing prices on the stock issuance date.  The Company booked $108,370 as a loss on debt extinguishment.

On October 6, 2015, the Company issued 1,500,000,000 shares of common stock to employees for services. The company issued John O'Shea1,500,000,000 in lieu of salaries valued at $0.0014 per share, using the closing prices on the stock issuance date.(future shares issued from this pool). The Company booked stock compensation expenses of $2,100,000 based on the closing price of the stock issuance date.

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

On October 8, 2015, the Company cancelled 100,000,000 shares of common stock issued as compensation to John O’Shea as stock compensation. The canceled shares were cancelled to employees. The Company booked the cancelation by decreasing stock compensation expenses of $100,000.

On October 19, 2015, the Company issued 18,411,111 shares of common stock in exchange for the cancellation of $8,285 loan payable. The fair value of the shares issued was $31,299 valued at $0.0017 per share, using the closing prices on the stock issuance date.  The Company booked $23,014 as a loss on debt extinguishment.

2.           Subsequent Issuances:

On November 5, 2015, the Company cancelled 100,000,000 shares of common stock issued as compensation to John O’Shea as stock compensation. The canceled shares were cancelled to employees. The Company reduced the cancelation by decreasing stock compensation expenses of $100,000..

On November 5, 2015, the Company issued 90,000,000 shares of common stock in exchange for the cancellation of $9,000 loan payable. The fair value of the shares issued was $36,000 valued at $0.0004 per share, using the closing prices on the stock issuance date.  The Company booked $27,000 as a loss on debt extinguishment.

On December 18, 2015, the Company cancelled 820,000,000 shares of common stock issued as compensation to John O’Shea as stock compensation. The canceled shares were cancelled to employees. The Company reduced the cancelation by decreasing stock compensation expenses of $820,000.

On February11, 2016, the Company cancelled 480,000,000 shares of common stock issued as compensation to John O’Shea as stock compensation. The canceled shares were cancelled to employees. The Company reduced the cancelation by decreasing stock compensation expenses of $480,000.

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

INDO GLOBAL EXCHANGE(S) PTE, LTD.
Date:	June 29, 2016	By:	/s/ John O'Shea
		Name:	John O'Shea
		Title:	Chief Executive Officer and Director