Form 10-Q
period 2016-01-31
Indo Global Exchange(s) Pte, Ltd.
filed 2016-07-01
CIK 1442853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

      FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   January 31, 2016

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

As of June 20, 2016, there were 1,077,992,931shares of the Registrant’s $0.001 par value common stock issued and outstanding.

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

PART   I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS (UNAUDITED)

Index
Consolidated Balance Sheets	F-1

Consolidated Statements of Operations	F-2

Consolidated Statements of Cash Flows	F-3

Notes to the Consolidated Unaudited Financial Statements	F-4 to F-10

INDO GLOBAL EXCHANGE(S) PTE, LTD.
CONSOLIDATED BALANCE SHEETS

	January 31,	July 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$0	$0
Total Assets	0	0

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	23,200	110,166
Due to a related party	327,559	269,639
Loan from a related party	15,000	15,000
Loan payable to unrelated parties	120,748	95,983

Total Liabilities	486,506	490,788

Stockholders' (Deficit)

Preferred stock, $.001 par value 10,000,000 shares authorized no shares issued and outstanding	0	0
Common stock, $.001 par value 100,000,000 shares authorized 1,557,992,231 and 917,588,928 Issued and outstanding as of January 31, 2016 and July 31, 2015, respectively	1,557,993	917,589
Additional paid-in capital	5,544,427	3,728,495
Accumulated other comprehensive income	2,496	2,750
Accumulated deficit	(7,591,422)	(5,139,622)

Total Stockholders' Deficit	(486,506)	(490,788)

Total Liabilities and Stockholders' Deficit	$0	$0
The accompanying notes are an integral part of the financial statements.

INDO GLOBAL EXCHANGE(S) PTE, LTD. CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended		For The Six Months Ended
	January 31, 2016	January 31, 2015	January 31, 2016	January 31, 2015

REVENUES	$3,444	482	3,444	9,164

OPERATING EXPENSES

Selling Expenses	0	0	0	885
Stock Compensation Expense	0	790,500	2,100,000	790,500
General and administrative expenses	38,928	103,239	53,731	192,573

Total operating expenses	38,928	893,739	2,153,731	983,958

Other (Income) Loss
Loss on debt settlement	27,000	588,000	301,190	588,000
Interest expenses	280	2,297,126	323	2,297,134
Other (Income) Loss	27,280	2,885,126	301,513	2,885,134

Net loss before provision for income taxes	(62,764)	(3,778,383)	(2,451,800)	(3,859,928)

Provision for income taxes	0	0	0	0

Net loss	(62,764)	(3,778,383)	(2,451,800)	(3,859,928)

Other Comprehensive Income
Foreign currency translation gain	0	0	(254)	0
Total Comprehensive Income
	$(62,764)	(3,778,383)	(2,452,054)	(3,859,928)

Weighted average common shares outstanding -
Basic and diluted	129,782,225	84,466,102	722,701,701	79,677,515

Net loss per share – basic and diluted	$(0.00)	$(0.04)	$(0.00)	$(0.05)

The accompanying notes are an integral part of the financial statements.

INDO GLOBAL EXCHANGE(S) PTE, LTD. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended
	January 31, 2016	January 31, 2015
Operating Activities
Net loss	(2,451,800)	(3,859,927)
Interest expenses	0	2,297,100
Loss on settlement of debt	301,190	588,000
Stock compensation	2,100,000	797,500
Changes in operating assets and liabilities:
Prepaid expenses	0	(2,000)
Accounts payable and accrued expenses	(86,966)	105,417
Net Cash Used In Operating Activities	(137,577)	(73,910)

Financing Activities:
Stock issuance for cash	0	10,000
Payments to due from related parties	0	9,463
Proceeds from due to a related party	57,920	4,188
Proceeds from unrelated party loans	79,911	47,516
Net Cash Provided By Financing Activities	137,831	71,167

Effect of exchange rate on cash and cash equivalents	(255)	2,743

Increase (Decrease) in Cash	0	0

Cash, Beginning of Period	0	0

Cash, End of Period	0	0

Non-cash activities:

Cancellation of Shares	0	0
Issuance of Shares for debt settlement	356,336	0

The accompanying notes are an integral part of the financial statements.

INDO GLOBAL EXCHANGE(S) PTE, LTD.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2016

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

The Company generated revenue of $3,444 and $9,164 for the six months ended January 31, 2016 and 2015, respectively. The revenue is a result of service fee and commission. These revenues were derived from client trading accounts in the form of commissions and profit share, paid by FxPro the execution and clearing business.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended July 31, 2015 included in our Annual Report on Form 10-K. The results of the six months periods ended January 31, 2016 are not necessarily indicative of the results to be expected for the full year ending July 31, 2016.

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

Start-up Expenses

The Company expenses costs associated with start-up activities as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the six months ended January 31, 2016 and 2015.

Foreign Currency Translation

The Company’s functional and reporting currency is the US dollar as the company is listed in the USA.  Operations for the company are spread between USA, Indonesia and Australia.

Translation adjustments for the January 31, 2016 and 2015 were $(255) and $2,743, respectively. The cumulative translation adjustment and effect of exchange rate changes on cash as of January 31, 2016 and July 31, 2015 were $(255) and $2,743 respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Specifically, translation of AUD to USD.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of January 31, 2016 and July 31, 2015, there are no cash or cash equivalents.

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

The Company generated revenue of $3,444 and $9,164 for the six months ended January 31, 2016 and 2015, respectively. The revenue is a result of service fee and commission. These revenues were derived from client trading accounts in the form of commissions and profit share, paid by FxPro the execution and clearing business.

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

Basic and Diluted Loss Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented. ASC 260 requires presentation of basic earnings per share and diluted earnings per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the six months ended January 31, 2016 and 2015, there were no potentially dilutive securities.

Recent Accounting Pronouncements

Adopted

In June 2014, the FASB issued ASU 2014 10, Development Stage Entities (Topic915): Elimination of Certain Financial Reporting Requirements. ASU 201410 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception to-date information on the statements of operations, cash flows and stockholders' equity. IGEX have decided to leave additional inception to date information on the Shareholders Equity for historical purposes.  The amendments in ASU2014-10 will be effective prospectively for annual reporting periods beginning after December15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU2014-10 since the quarter ended January 31, 2013, thereby no longer presenting or disclosing any information required by Topic 915.

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

NOTE 3 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of January 31, 2016 the Company had incurred accumulated losses since inception of $7,591,422. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to establish profitable operations.

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

NOTE 4 –ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses amounted to $23,200 and $110,166 as of January 31, 2016 and July 31, 2015, respectively. Accounts payable and accrued expenses represent primarily unpaid legal expenses, accounting expenses, and other professional expenses.

NOTE 5 – RELATED PARTY TRANSACTIONS

Due to a related party amounted to $327,559 and $269,639 as of January 31, 2016 and July 31, 2015, respectively. Due to a related party represents advances by John O’Shea, CEO of the Company, to pay company’s expenses.

Loan to a related party amounted to $15,000 and $15,000 as of January 31, 2016 and July 31, 2015, respectively. Loan to a related party represents loan to the Company by John O’Shea, CEO of the Company. The loan is interest free, without collateral, due on demand, and for company’s operation purpose.

On October 6, 2015, the Company issued 1,500,000,000 shares of common stock to employees for services. The company issued John O'Shea1,500,000,000 in lieu of salaries valued at $0.0014 per share, using the closing prices on the stock issuance date (future shares issued from this pool). The Company booked stock compensation expenses of $2,100,000 based on the closing price of the stock issuance date.

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

NOTE 6 – LOANS PAYABLE TO UNRELATED PARTIES

Unrelated party loans payable represent money received from investors to purchase shares. As of January 31, 2016 and July 31, 2015, the Company has unrelated party loans payable totaling $120,748 and $95,983, respectively.

The current balance, $120,748 is detailed below:

Herawan Rusmanhadi                                           $72,967
David White                                                             $9,775
Dermot Monaghan                                                $38,006

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

Stock Cancellation

On August 7, 2015, the Company cancelled 50,000,000 shares of common stock issued as compensation to John O’Shea. The Company booked the cancelation by decreasing common stock and additional paid in capital.

On September 30, 2015, the Company cancelled 20,158,108 shares of common stock issued to an unrelated party. The Company booked the cancelation by decreasing common stock and increasing  additional paid in capital.

On September 30, 2015, the Company cancelled 15,000,000 shares of common stock issued to an unrelated party. The Company booked the cancelation by decreasing common stock and increasing additional paid in capital.

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

NOTE 8– GENERAL AND ADMINISTRATIVE EXPENSES

For the six months ended January 31, 2016 and 2015, General and administrative expenses include the following:

	January 31, 2016	January 31, 2015
Consulting fee	1,504	0
G&A-Accounting	5,000	0
Legal fee	-	0
Salary	30,509	0
Stock compensation	2,100,000	790,500
Other expenses	16,718	193,573
Total	2,153,731	983,958

NOTE 9 - SUBSEQUENT EVENTS

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

The Company generated revenue of $3,444 and $9,164 for the six months ended January 31, 2016 and 2015, respectively. The revenue is a result of service fee and commission. These revenues were derived from client trading accounts in the form of commissions and profit share, paid by FxPro the execution and clearing business.

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

Type	Amount	Percent
Salaries	$145,000	$16.68%
Professional services (IT development)	24,000	2.76%
Equipment	30,000	3.45%
Professional services (lawyers and accountants)	35,000	4.03%
Programming IT development	60,000	6.90%
Office, rent and expenses	150,000	17.27%
Travel expenses	53,000	5.76%
Government Fees	5,000	.059%
Seminars	85,000	9.77%
Business Development fees	145,000	16.68%
Servers and bandwidth	15,000	1.72%
Bank fees and interest	2,000	.023%
Administration	15,000	1.72%
Marketing and advertisement	120,000	13.80%
Total	$869,000	$100.00%

RESULTS OF OPERATIONS

Working Capital	At January 31, 2016	At July 31, 2015
Current Assets	$-	$-
Current Liabilities	(486,506)	(490,788)
Working Capital (Deficit)	$(486,506)	$(490,788)

	Six months Ended January 31, 2016	Six months Ended January 31, 2015
Cash Flows
Cash Flows Used provided by Operating Activities	$(137,577)	$(73,910)
Cash Flows Provided by Financing Activities	137,831	71,167
Foreign currency translation	(255)	2,743
Net Increase (Decrease) in Cash During Period	$-	$-

Operating Revenues

Revenues for the quarters ended January 31, 2016 and 2015 were $3,444 and $482, respectively. Revenues generated were the daily spreads on executed trades.

 For The Three Months Ended January 31, 2016

Operating Expenses and Net Loss

Operating expenses for the three months period ended January 31, 2016 was $38,928 compared with $893,739 for the three months ended January 31, 2015. The decrease in operating expenditures was a result of the decreased stock compensation expenses compared to the same period last year.

Net loss for the three months period ended January 31, 2016 was $(62,764) compared with $(3,778,383) for the three months period ended January 31, 2015. The overall decrease in net loss of $(3,715,619) was attributed to decreased interest expenses compared to the same period last year.

For The Six months Ended January 31, 2016

Operating Expenses and Net Loss

Operating expenses for the six months period ended January 31, 2016 was $2,153,731 compared with $983,958 for the six months ended January 31, 2015. The increase in operating expenditures was a result of the increased $2,100,000 stock compensation expenses compared to the same period last year.

Net loss for the six months period ended January 31, 2016 was $(2,451,800) compared with $(3,859,928) for the six months period ended January 31, 2015. The overall decrease in net loss of $1,408,128 was attributed to the decreased interest expenses compared to the same period last year.

Liquidity and Capital Resources

As of January 31, 2016, the Company’s cash balance was $0. As of January 31, 2016, the Company had total liabilities of $486,506 and a working capital deficit of $(486,506).

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

Our total expenditures over the next twelve months are anticipated to be approximately $869,000. Our cash on hand as of January 31, 2016 and July 31, 2015 are $(0) and $0, respectively. We have cash saved under related parties’ names and it amounted to $0 and $0, as of January 31, 2016 and July 31, 2015, respectively. We do not have sufficient cash on hand to fund our operations for the next twelve months. We also require additional financing.

Cash Flow from Operating Activities

During the six months period ended January 31, 2016, the Company used $137,577 of cash for operating activities compared with $73,910 for the six months ended January 31, 2015. The decrease of cash used for operating activities are mainly due to more increase in settlement of debt.

Cash Flow from Investing Activities

During the six months period ended January 31, 2016 and 2015, the Company paid $0 and $0 in investing activities.

Cash Flow from Financing Activities

During the six months period ended January 31, 2016, the Company has net cash received of $137,831 from financing activities compared with $71,167 in financing activities for the same period in 2015. The increased cash from financing activities are because more proceeds from loans from unrelated parties during the six months period ended January 31, 2016 compared to the same period last year.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report for the six months ended January 31, 2016 that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely   decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of January 31, 2016, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and the Company did not effectively implement comprehensive entity level internal controls and controls were not designed and   in place to ensure that all disclosures required were originally addressed in our financial statements.

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

2.           Subsequent Issuances:

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

INDO GLOBAL EXCHANGE(S) PTE, LTD.
Date:	July 1, 2016	By:	/s/ John O'Shea
		Name:	John O'Shea
		Title:	Chief Executive Officer and Director