Form 10-Q
period 2016-04-30
Indo Global Exchange(s) Pte, Ltd.
filed 2016-07-01
CIK 1442853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

      FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   April 30, 2016

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

As of June 28, 2016, there were 1,077,992,931 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

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

PART   I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

Index
Consolidated Balance Sheets	F-1

Consolidated Statements of Operations	F-2

Consolidated Statements of Cash Flows	F-3

Notes to the Consolidated Unaudited Financial Statements	F-4 to F-10

INDO GLOBAL EXCHANGE(S) PTE, LTD.
CONSOLIDATED BALANCE SHEETS

	April 30, 2016	July 31, 2015
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$0	$0
Total Assets	0	0

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	23,208	110,166
Due to a related party	327,559	269,639
Loan from a related party	15,000	15,000
Loan payable to unrelated parties	120,748	95,983

Total Liabilities	486,515	490,788

Stockholders' (Deficit)

Preferred stock, $.001 par value 10,000,000 shares authorized no shares issued and outstanding	0	0
Common stock, $.001 par value 100,000,000 shares authorized 1,077,992,231 and 917,588,928 Issued and outstanding as of April 30, 2016 and July 31, 2015, respectively	1,077,993	917,589
Additional paid-in capital	6,024,427	3,728,495
Accumulated other comprehensive income	2,708	2,750
Accumulated deficit	(7,591,643)	(5,139,622)

Total Stockholders' Deficit	(486,515)	(490,788)

Total Liabilities and Stockholders' Deficit	$0	$0

The accompanying notes are an integral part of the financial statements.

INDO GLOBAL EXCHANGE(S) PTE, LTD. CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended		For The Nine Months Ended
	April 30, 2016	April 30, 2015	April 30, 2016	April 30, 2015

REVENUES	$41	$10,344	$3,485	$19,508

OPERATING EXPENSES

Selling Expenses	0	0	0	885
Stock Compensation Expense	0	7,000	2,100,000	797,500
General and administrative expenses	259	49,461	53,990	242,034

Total operating expenses	259	56,461	2,153,990	1,040,419

Other (Income) Loss
Loss on debt settlement	0	415,600	301,190	1,003,600
Interest expenses	2	16	326	2,297,150
Other (Income) Loss	2	415,616	301,516	3,300,750

Net loss before provision for income taxes	(221)	(461,733)	(2,452,021)	(4,321,661)

Provision for income taxes	0	0	0	0

Net loss	$(221)	$(461,733)	$(2,452,021)	$(4,321,661)

Other Comprehensive Income
Foreign currency translation gain	212	0	(42)	0
Total Comprehensive Income	$(9)	$(461,733)	$(2,452,063)	$(4,321,661)

Weighted average common shares outstanding -
Basic and diluted	190,421,358	209,576,051	681,933,913	189,392,225

Net loss per share – basic and diluted	$(0.00)	(0.00)	$(0.00)	$(0.02)

The accompanying notes are an integral part of the financial statements.

INDO GLOBAL EXCHANGE(S) PTE, LTD. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended
	April 30, 2016	April 30, 2015
Operating Activities
Net loss	(2,452,021)	(4,321,661)
Interest expenses	0	2,297,100
Loss on settlement of debt	301,190	1,003,600
Stock compensation	2,100,000	803,000
Changes in operating assets and liabilities:
Prepaid expenses	0	5,000
Accounts payable and accrued expenses	(86,958)	140,478
Net Cash Used In Operating Activities	(137,789)	(72,483)

Financing Activities:
Stock issuance for cash	0	10,000
Payments to due from related parties	0	9,484
Proceeds from due to a related party	57,920	4,223
Proceeds from unrelated party loans	79,911	47,464
Net Cash Provided By Financing Activities	137,831	71,171

Effect of exchange rate on cash and cash equivalents	(42)	1,312

Increase (Decrease) in Cash	0	0

Cash, Beginning of Period	0	0

Cash, End of Period	0	0

Non-cash activities:

Cancellation of Shares	0	0
Issuance of Shares for debt settlement	356,336	0

The accompanying notes are an integral part of the financial statements.

INDO GLOBAL EXCHANGE(S) PTE, LTD.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2016

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

The Company generated revenue of $3,485 and $9,508 for the nine months ended April 30, 2016 and 2015, respectively. The revenue is a result of service fee and commission. These revenues were derived from client trading accounts in the form of commissions and profit share, paid by FxPro the execution and clearing business.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended July 31, 2015 included in our Annual Report on Form 10-K. The results of the six months periods ended April 30, 2016 are not necessarily indicative of the results to be expected for the full year ending July 31, 2016.

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

Start-up Expenses

The Company expenses costs associated with start-up activities as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the nine months ended April 30, 2016 and 2015.

Foreign Currency Translation

The Company’s functional and reporting currency is the US dollar as the company is listed in the USA.  Operations for the company are spread between USA, Indonesia and Australia.

Translation adjustments for the April 30, 2016 and 2015 were $(519) and $0, respectively. The cumulative translation adjustment and effect of exchange rate changes on cash as of April 30, 2016 and July 31, 2015 were $(773) and $1,312 respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Specifically, translation of AUD to USD.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of April 30, 2016 and July 31, 2015, there are no cash or cash equivalents.

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

The Company generated revenue of $3,485 and $19,508 for the nine months ended April 30, 2016 and 2015, respectively. The revenue is a result of service fee and commission. These revenues were derived from client trading accounts in the form of commissions and profit share, paid by FxPro the execution and clearing business.

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

Basic and Diluted Loss Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented. ASC 260 requires presentation of basic earnings per share and diluted earnings per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the six months ended April 30, 2016 and 2015, there were no potentially dilutive securities.

Recent Accounting Pronouncements

Adopted

In June 2014, the FASB issued ASU 2014 10, Development Stage Entities (Topic915): Elimination of Certain Financial Reporting Requirements. ASU 201410 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception to-date information on the statements of operations, cash flows and stockholders' equity. IGEX have decided to leave additional inception to date information on the Shareholders Equity for historical purposes.  The amendments in ASU2014-10 will be effective prospectively for annual reporting periods beginning after December15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU2014-10 since the quarter ended April 30, 2013, thereby no longer presenting or disclosing any information required by Topic 915.

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

NOTE 3 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of April 30, 2016 the Company had incurred accumulated losses since inception of $7,591,643. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to establish profitable operations.

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

NOTE 4 –ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses amounted to $23,208 and $110,166 as of April 30, 2016 and July 31, 2015, respectively. Accounts payable and accrued expenses represent primarily unpaid legal expenses, accounting expenses, and other professional expenses.

NOTE 5 – RELATED PARTY TRANSACTIONS

Due to a related party amounted to $327,559 and $269,639 as of April 30, 2016 and July 31, 2015, respectively. Due to a related party represents advances by John O’Shea, CEO of the Company, to pay company’s expenses.

Loan to a related party amounted to $15,000 and $15,000 as of April 30, 2016 and July 31, 2015, respectively. Loan to a related party represents loan to the Company by John O’Shea, CEO of the Company. The loan is interest free, without collateral, due on demand, and for company’s operation purpose.

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

NOTE 6 – LOANS PAYABLE TO UNRELATED PARTIES

Unrelated party loans payable represent money received from investors to purchase shares. As of April 30, 2016 and July 31, 2015, the Company has unrelated party loans payable totaling $120,748 and $95,983, respectively.

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

NOTE 8– GENERAL AND ADMINISTRATIVE EXPENSES

For the nine months ended April 30, 2016 and 2015, General and administrative expenses include the following:

	April 30, 2016	April 30, 2015
Consulting fee	1,522	0
G&A-Accounting	5,000	0
Legal fee	-	0
Salary	30,637	0
Stock compensation	2,100,000	797,500
Other expenses	16,831	242,919
Total	2,153,990	1,040,419

NOTE 9 - SUBSEQUENT EVENTS

No material subsequent events occurred.

.

ITEM  2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company generated revenue of $3,485 and $19,508 for the nine months ended April 30, 2016 and 2015, respectively. The revenue is a result of service fee and commission. These revenues were derived from client trading accounts in the form of commissions and profit share, paid by FxPro the execution and clearing business.

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

Type	Amount	Percent
Salaries	$145,000	$16.68%
Professional services (IT development)	24,000	2.76%
Equipment	30,000	3.45%
Professional services (lawyers and accountants)	35,000	4.03%
Programming IT development	60,000	6.90%
Office, rent and expenses	150,000	17.27%
Travel expenses	53,000	5.76%
Government Fees	5,000	.059%
Seminars	85,000	9.77%
Business Development fees	145,000	16.68%
Servers and bandwidth	15,000	1.72%
Bank fees and interest	2,000	.023%
Administration	15,000	1.72%
Marketing and advertisement	120,000	13.80%
Total	$869,000	$100.00%

RESULTS OF OPERATIONS

Working Capital	At April 30, 2016	At July 31, 2015
Current Assets	$-	$-
Current Liabilities	(486,515)	(490,788)
Working Capital (Deficit)	$(486,515)	$(490,788)

	Nine months Ended April 30, 2016	Nine months Ended April 30, 2015
Cash Flows Used provided by Operating Activities	$(137,789)	$(73,483)
Cash Flows Provided by Financing Activities	137,831	71,171
Foreign currency translation	(42)	1,312
Net Increase (Decrease) in Cash During Period	$-	$-

For The Three Months Ended April 30, 2016

Operating Revenues

Revenues for the quarters ended April 30, 2016 and 2015 were $14 and $10,344, respectively. Revenues generated were the daily spreads on executed trades.

Operating Expenses and Net Loss

Operating expenses for the three months period ended April 30, 2016 was $259 compared with $56,461 for the three months ended April 30, 2015. The decrease in operating expenditures was a result of the decreased stock compensation expenses compared to the same period last year.

Net loss for the three months period ended April 30, 2016 was $(221) compared with $(461,733) for the three months period ended April 30, 2015. The overall decrease in net loss of $(461,512) was attributed to decreased interest expenses compared to the same period last year.

For The Nine months Ended April 30, 2016

Operating Expenses and Net Loss

Operating expenses for the nine months period ended April 30, 2016 was $2,153,990 compared with $1,040,419 for the nine months ended April 30, 2015. The increase in operating expenditures was a result of the increased $2,100,000 stock compensation expenses compared to the same period last year.

Net loss for the nine months period ended April 30, 2016 was $(2,452,021) compared with $(4,321,661) for the nine months period ended April 30, 2015. The overall decrease in net loss of $1,869,640 was attributed to the decreased interest expenses compared to the same period last year.

Liquidity and Capital Resources

As of April 30, 2016, the Company’s cash balance was $0. As of April 30, 2016, the Company had total liabilities of $486,515 and a working capital deficit of $(486,515).

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

Our total expenditures over the next twelve months are anticipated to be approximately $869,000. Our cash on hand as of April 30, 2016 and July 31, 2015 are $(0) and $0, respectively. We have cash saved under related parties’ names and it amounted to $0 and $0, as of April 30, 2016 and July 31, 2015, respectively. We do not have sufficient cash on hand to fund our operations for the next twelve months. We also require additional financing.

Cash Flow from Operating Activities

During the nine months period ended April 30, 2016, the Company used $137,789 of cash for operating activities compared with $73,483 for the nine months ended April 30, 2015. The decrease of cash used for operating activities are mainly due to more increase in settlement of debt.

Cash Flow from Investing Activities

During the nine months period ended April 30, 2016 and 2015, the Company paid $0 and $0 in investing activities.

Cash Flow from Financing Activities

During the nine months period ended April 30, 2016, the Company has net cash received of $137,831 from financing activities compared with $71,171 in financing activities for the same period in 2015. The increased cash from financing activities are because more proceeds from loans from unrelated parties during the six months period ended April 30, 2016 compared to the same period last year.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report for the six months ended April 30, 2016 that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely   decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of April 30, 2016, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and the Company did not effectively implement comprehensive entity level internal controls and controls were not designed and   in place to ensure that all disclosures required were originally addressed in our financial statements.

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

None..

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