Form 10-K
period 2016-07-31
Indo Global Exchange(s) Pte, Ltd.
filed 2022-06-06
CIK 1442853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: July 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

62 2125555600

Issuer’s telephone number

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:	None.
Securities registered under Section 12(g) of the Exchange Act:	Shares of Common Stock, $0.001 Par Value

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common	IGEX	OTC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-X contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $917,589

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date of May 14, 2022:

4,391,941,731 common shares issued and outstanding

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JULY 31, 2016

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

ITEM 1. BUSINESS.

Corporate Background

Indo Global Exchange(s) PTE, Ltd. formerly Claridge Ventures Inc. (the “Company”) was incorporated in the State of Nevada on May 7, 2008. The Company was organized to develop business opportunities.

Indo Global Exchange(s) Pte. Ltd. (the “Company”) established International Global Exchange (AUST) (“IGE”) established 2015 and, PT GriyaMatahari Bali (Indonesia) established 2014. These companies were established to allow the company to operate in the countries of Australia and Indonesia to open bank accounts only.

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

On the 26 th November 2015, IGEX appointed Goldhurst and Schnider of Melbourne, Australia to formally notify Kina that they are in breach of the contract. The breach was in relation to Kina making unfounded statements to the market about IGEX and not formally giving notice as required by the agreement. IGEX is now seeking compensation from Kina for AUD$2,400,000.

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

In addition, we will offer:

☐	Marked to market real time portfolio valuation on all assets.
☐	Full transparency in account functions including cash movement.
☐	Account statements in real time.
☐	Full audit trail on client activity.
☐	Live streaming news.
☐	Full charting and technical analysis functionality.

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

Revenues and Customers

The Company generated revenue of $3,485 and $19,448 for the years ended July 31, 2016 and 2015, respectively. The revenue is a result of service fee and commission. These revenues were derived from client trading accounts in the form of commissions and profit share, paid by FxPro the execution and clearing business.

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

Marketing

We strive to position ourselves as the leading online trading provider in Indonesia. In today’s technology driven world, we believe having services with an offline and online element will position us for growth within the market. We plan to utilize various methods of marketing to gain brand recognition and market acceptance to establish ourselves in the online trading market place.

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

☐	Full day Seminars. The seminar model will be a key marketing strategy for us to attract new clients.
☐	Google add words, search engine optimization and key words.

☐	Radio, which is very cost efficient in Indonesia (radio approximately $8 per 30 second advertisement).
☐	Regional offices to provide a local presence, which will be key to establishing trust with our clients.

☐	Positioning our brand online.
☐	Supporting local communities such as Chinese, Muslim and Hindu groups.

☐	Social media i.e., Facebook, Twitter, etc.
☐	Television

☐	Mobile Telephone Networks
☐	Referral Programs

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

Set up in 1971, NASDAQ was the world’s first electronic stock market, though it originally operated as an electronic bulletin board, rather than offering straight-through processing (STP).

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

Trading in the financial markets can broadly be split into two groups:

☐	Business-to-business (B2B) trading, often conducted on exchanges, where large investment banks and brokers trade directly with one another, transacting large amounts of securities, and

Business-to-consumer (B2C) trading, where retail (e.g. individuals buying and selling relatively small amounts of stocks and shares) and institutional clients (e.g. hedge funds, fund managers or insurance companies, trading far larger amounts of securities) buy and sell from brokers or “dealers”, who act as middle-men between the clients and the B2B markets.

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

Similarly, B2C trading traditionally happened over the phone and, while some still does, more brokers are allowing their clients to place orders using electronic systems. Many retail (or “discount”) brokers (e.g. Charles Schwab, E-Trade) went online during the late 1990s and most retail stock-broking probably takes place over the web now.

Larger institutional clients, however, will generally place electronic orders via proprietary electronic trading platforms such as Bloomberg Terminal, Reuters 3000 Xtra, Thomson Reuters Eikon, BondsPro, Thomson TradeWeb or CanDeal (which connect institutional clients to several dealers), or using their brokers’ proprietary software.

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

Impact of Electronic Trading

The increase of electronic trading has had some important implications:

☐	Reduced cost of transactions – By automating as much of the process as possible (often referred to as “straight-through processing” or STP), costs are brought down. The goal is to reduce the incremental cost of trades as close to zero as possible, so that increased trading volumes don’t lead to significantly increased costs. This has translated to lower costs for investors.

☐	Greater liquidity – electronic systems make it easier to allow different companies to trade with one another, no matter where they are located. This leads to greater liquidity (i.e. there are more buyers and sellers) which increases the efficiency of the markets.

Greater competition – While electronic trading hasn’t necessarily lowered the cost of entry to the financial services industry, it has removed barriers within the industry and had a globalisation-style competition effect. For example, a trader can trade futures on Eurex , Globex or LIFFE at the click of a button – he or she doesn’t need to go through a broker or pass orders to a trader on the exchange floor.

☐	Increased transparency – Electronic trading has meant that the markets are less opaque. It’s easier to find out the price of securities when that information is flowing around the world electronically.

☐	Tighter spreads – The “spread” on an instrument is the difference between the best buying and selling prices being quoted; it represents the profit being made by the market makers. The increased liquidity, competition and transparency means that spreads have tightened, especially for commoditized, exchange-traded instruments.

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

In August 1994, K. Aufhauser& Company, Inc. (later acquired by TD Ameritrade) became the first brokerage firm to offer online trading via its “WealthWEB”. Online investing has experienced significant growth since that time. Investors can now enter orders directly online, or even trade with other investors via electronic communication networks (ECN). Some orders entered online are still routed through the broker, allowing agents to approve or monitor the trades. This step assists in the protection of both the client and brokerage firm from unlawful or incorrect trades which could affect the client’s portfolio or the stockbroker’s license.

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

☐	Not many Indonesian banks offer online trading;
☐	Local brokers have access to Indonesian stocks with limited access to global markets;

☐	Local commodity brokers offer gold and limited foreign exchange crosses (4 pairs); and
☐	Limited investment seminars or education programs are available.

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

2.

We did not maintain appropriate cash controls – As of July 31, 2016, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.

3.

We did not implement appropriate information technology controls – As at July 31, 2016, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

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

Our authorized capital stock consists of 6,500,000,000 shares of common stock, with a par value of $0.00001 per share, and 10,000,000 shares of preferred stock, with a par value of $0.00001 per share. As of May 14, 2022, there were 4,391,941,731 shares of our common stock issued and outstanding. We have not issued any shares of preferred stock.

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

The SEC approved listing standards for companies using reverse acquisitions to list on an exchange may limit our ability to become listed on an exchange. We would be considered a reverse acquisition company (i.e., an operating company that becomes an Exchange Act reporting company by combining with a shell Exchange Act reporting company) that cannot apply to list on NYSE, NYSE Amex or Nasdaq until our stock has traded for at least one year on the U.S. OTC market, a regulated foreign exchange or another U.S. national securities market following the filing with the SEC or other regulatory authority of all required information about the transaction, including unaudited financial statements. We would be required to maintain a minimum $4 share price ($2 or $3 for Amex) for at least 30 of the 60 trading days before our application and the exchange’s decision to list our stock. We would be required to have timely filed all required reports with the SEC (or other regulatory authority), including at least one annual report with unaudited financials for a full fiscal year commencing after filing of the above information. Although there is an exception for a firm underwritten IPO with proceeds of at least $40 million, we do not anticipate being in a position to conduct an IPO in the foreseeable future. To the extent that we cannot qualify for a listing on an exchange, our ability to raise capital will be diminished.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

Our executive offices are located at Menara Standard Chartered, JI. Prof. Dr. Satrio 30th Floor, Jakarta Indonesia KAV146. We currently do not own any physical property or own any real property.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated. On the 26 th November 2015, IGEX appointed Goldhurst and Schnider of Melbourne, Australia to formally notify Kina that they are in breach of the contract. The breach was in relation to Kina making unfounded statements to the market about IGEX and not formally giving notice as required by the agreement. IGEX is now seeking compensation from Kina for AUD$2,400,000.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General

Our authorized capital stock consists of 6,500,000,000 shares of common stock, with a par value of $0.00001 per share, and 10,000,000 shares of preferred stock, with a par value of $0.00001 per share. As of May 14, 2022, there were 4,391,941,731 shares of our common stock issued and outstanding. We have not issued any shares of preferred stock.

Market Information

Our shares of common stock commenced trading on the OTC Bulletin Board under the symbol “CLRV”. Our shares became eligible for quotation on the OTC Bulletin Board in May 2009, and have since been quoted on the OTC markets. On September 4, 2013 our name and symbol were changed to Indo Global Exchange(s) PTE, Ltd. and IGEX, respectively. The high and low bid information for our common stock for the fiscal years ended July 31, 2016, 2016 are:

Fiscal Year 2016
First Quarter	0.82	0.40
Second Quarter	0.54	0.05
Third Quarter	0.01	0.00
Fourth Quarter	0.04	0.01
Fiscal Year 2015
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

The Company generated revenue of $3,485 and $19,448 for the years ended July 31, 2016 and 2015, respectively. The revenue is a result of service fee and commission. These revenues were derived from client trading accounts in the form of commissions and profit share, paid by FxPro the execution and clearing business.

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

Operating Expenses
Sales and Marketing
Advertising (Incl press releases)	$32,500
Direct marketing (LinkedIn / Facebook / TandemFX Info sessions)	20,000
Web design	5,000
Total Sales and Marketing Expenses [M]	57,500

Research and Development
Technology licenses	2,500
Total Research and Development Expenses [N]	2,500

General and Administrative
Wages and salaries	0
- CEO	100,000
- Operations / Finance Director	50,000
Bank Fees	1,000
Accounting / Auditing costs	24,000
Legal Costs	12,000
Supplies (Office supplies)	2,750
Meals and entertainment	1,300
Telephone (Inc Sales reps)	1,650
Travel (flights / accommodation / car hire)	11,000
Total General and Administrative Expenses [O]	203,700

Total Operating Expenses	$263,700

RESULTS OF OPERATIONS

Working Capital
	At July 31, 2016	At July31, 2015
Current Assets	$0	$0
Current Liabilities	(486,515)	(490,788)
Working Capital (Deficit)	$(486,515)	$(490,788)

Cash Flows	Year Ended	Year Ended
	July 31, 2016	July 31, 2015
Cash Flows Used in provided by Operating Activities	$(137,789)	$(56,398)
Cash Flows Provided by Financing Activities	137,747	49,277
Foreign currency translation	42	3,561
Net Increase (Decrease) in Cash During Period	$-	$-

Operating Revenues

As at July 31, 2015 and 2015 we have generated $3,485 and $19,448 respectively in revenues.

Operating Expenses and Net Loss

As of July 31, 2015 and 2014, Operating expenses include the following:

	July 31, 2016	July 31, 2015
Consulting fee	$53,990	$59,844
Stock Compensation	2,100,000	900,000
Legal fee		14,528
Salary		203,457
Other Expenses		119,674
Total	$2,153,990	$1,237,659

Operating expenses for the period ended July 31, 2016 was $2,153,990 compared with $1,237,659 for the year ended July 31, 2015. The increase in expenditures was a result of the stock compensation salary, office expenses, and increased operating costs compared to the same period last year.

Net loss for the period ended July 31, 2016 was $2,153,990 compared with $4,594,575 for prior year. The overall increase in net loss of $7,591,643 was attributed to the loss on settlement of debt and interest.

Liquidity and Capital Resources

As at July 31, 2016, the Company’s cash balance was $Nil. As at July 31, 2016, the Company had total liabilities of $486,515 and a working capital deficit of $(486,515).

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

Our total expenditures over the next twelve months is anticipated to be approximately $263,700. Our cash on hand as of July 31, 2016 and July 31, 2015 are $0. We do not have sufficient cash on hand to fund our operations for the next twelve months. We also require additional financing.

Cash flow from Operating Activities

During the period ended July 31, 2016, the Company used $nil of cash for operating activities compared with $(56,398) for the prior year. The increase of cash used for operating activities are mainly due to increased net loss, more increase in settlement of debt, and more increase in stock compensation. The increased loss and payables are due to commencement of new business and more expenses occurred.

Cash flow from Investing Activities

During the year period ended July 31, 2016 and 2015, the Company paid $0 and $0 in investing activities.

Cash flow from Financing Activities

During the period ended July 31, 2016, the Company has net cash received of Nil from financing activities compared with $49,277 in financing activities for the same period in 2015. The increased cash from financing activities are because of unrelated party loans.

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

Critical Accounting Policies

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the unaudited financial statements included in this Annual Report.

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

ITEM 8. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Indo Global Exchange(s) Pte, Ltd and Subsidiaries:

We have unaudited the accompanying consolidated balance sheets of Indo Global Exchange(s)Pte, Ltd. and Subsidiaries (the “Company”) as of July 31, 2015, and the related consolidated statement of operations, stockholders’ equity and cash flows for the year then ended. Indo Global Exchange(s) Pte, Ltd. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

June 24, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Indo Global Exchange(s) Pte, Ltd and Subsidiaries:

We have unaudited the accompanying consolidated balance sheets of Indo Global Exchange(s)Pte, Ltd. and Subsidiaries (the “Company”) as of July 31, 2014, and the related consolidated statement of operations, stockholders’ equity and cash flows for the year then ended. Indo Global Exchange(s) Pte, Ltd. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Walnut, California

February 12, 2015

INDO GLOBAL EXCHANGE(S) PTE, LTD.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31,	July 31,
	2016	2015

ASSETS

Current Assets
Due from related parties	$0	$0
Prepaid expenses	0	0
Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$23,208	$110,166
Due to a related party	327,559	269,639
Loan from a related party	15,000	15,000
Loan payable to unrelated parties	120,748	95,983

Total Liabilities	486,515	490,788

Stockholders’ (Deficit)

Preferred stock, $.00001 par value 10,000,000 shares authorized no shares issued and outstanding	0	0
Common stock, $.00001 par value 6,500,000,000 shares authorized 1,077,992,231 and 917,588,928 Issued and outstanding as of July 31, 2015 and July 31, 2014, respectively	1,077,993	917,589
Additional paid-in capital	6,024,427	3,728,495
Accumulated other comprehensive income	2,708	2,750
Accumulated deficit	(7,591,643)	(5,139,622)

Total Stockholders’ Deficit	(486,515)	(490,788)

Total Liabilities and Stockholders’ Deficit	$0	$0

The accompanying notes are an integral part of the financial statements.

INDO GLOBAL EXCHANGE (S) PTE, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Years Ended
	July 31, 2016	July 31, 2015

REVENUES	3,485	19,448

OPERATING EXPENSES

Selling Expenses	0	885
General and administrative expenses	2,153,990	1,236,774

Total operating expenses	2,153,990	1,237,659

Other (Income) Loss
Loss on debt settlement	301,190	1,779,111
Interest expenses	326	1,597,253
Other (Income) Loss	301,516	3,376,364

Net loss before provision for income taxes	(2,452,021)	(4,594,575)

Provision for income taxes	0	0

Net loss	(2,452,021)	(4,594,575)

Other Comprehensive Income
Foreign currency translation gain / (loss)	(42)	3,561
Total Comprehensive Income	(2,452,063)	(4,591,014)

Weighted average common shares outstanding -
Basic and diluted	681,933,913	307,458,243

Net loss per share – basic and diluted	(0.01)	(0.01)

The accompanying notes are an integral part of the financial statements.

INDO GLOBAL EXCHANGE (S) PTE, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Years Ended
	July 31, 2016	July 31, 2015
Operating Activities
Net loss	(2,452,021)	(4,594,575)
Interest expenses	0	1,597,253
Loss on settlement of debt	301,190	1,779,111
Stock compensation	2,100,000	900,000
Changes in operating assets and liabilities:
Prepaid expenses	0	5,000
Accounts payable and accrued expenses	(86,958)	256,813
Net Cash Used in Operating Activities	(137,831)	(56,398)

Financing Activities:
Stock issuance for cash	0	10,000
Proceeds from (payments to) due from related parties	0	9,633
Proceeds from due to a related party	57,920	15,100
(Payments to) unrelated party loans	0	(41,600)
Proceeds from unrelated party loans	79,911	56,144
Net Cash Provided By Financing Activities	137,831	49,277

Effect of exchange rate on cash and cash equivalents	(42)	7,121

Increase (Decrease) in Cash	0	0

Cash, Beginning of Period	0	0

Cash, End of Period	0	0

Non-cash activities:

Cancellation of Shares	0	0
Issuance of Shares for anti-dilution	356,336	37,085

The accompanying notes are an integral part of the financial statements.

INDO GLOBAL EXCHANGE (S) PTE, LTD.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional	Deficit Accumulated	Accumulated Other	Total
	Number of	Par	Paid-in	in Exploration	Comprehensive	Shareholders’
	Shares	Value	Capital	Stage	Income	Equity
BALANCE, JULY 31, 2014	74,888,928	74,889	110,395	(545,047)	(811)	(360,574)
Common stock issuance for Compensation	75,000,000	75,000	825,000	0	0	900,000
Common Stock Issuance For Debt Settlement	674,100,000	674,100	1,279,500	0	0	1,953,600
Common stock issuance for Cash	2,000,000	2,000	8,000	0	0	10,000
Common Stock Issuance For Interest Expenses	91,600,000	91,600	1,505,600	0	0	1,597,200
Net loss	0	0	0	(4,594,575)	3,561	(4,591,014)
BALANCE, JULY 31, 2015	917,588,928	917,589	3,728,495	(5,139,622)	2,750	(490,788)
Common stock issuance for Compensation	160,403,303	160,404	0	0	0	160,404
Common Stock Issuance For Debt Settlement	0	0	0	0	0
Common stock issuance for Cash	0	0	0	0	0
Common Stock Issuance For Interest Expenses	0	0	0	0	0
Net loss	0	0	2,295,932	(2,452,021)	(42)	(156,131)
BALANCE, JULY 31, 2016	1,077,992,231	917,589	6,024,427	(7,591,643)	2,708	(486,515)

The accompanying notes are an integral part of the financial statements.

INDO GLOBAL EXCHANGE (S) PTE, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2016

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Indo Global Exchange(s) PTE, Ltd. formerly Claridge Ventures Inc. (the “Company”) was incorporated in the State of Nevada on May 7, 2008. The Company was organized to develop business opportunities.

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

On the 26 th November 2015, IGEX appointed Goldhurst and Schnider of Melbourne, Australia to formally notify Kina that they are in breach of the contract. The breach was in relation to Kina making unfounded statements to the market about IGEX and not formally giving notice as required by the agreement. IGEX is now seeking compensation from Kina for AUD$2,400,000.

The Company generated revenue of $3,485 and $19,448 for the years ended July 31, 2016 and 2015, respectively. The revenue is a result of service fee and commission. These revenues were derived from client trading accounts in the form of commissions and profit share, paid by FxPro the execution and clearing business.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in United States (US) dollars relevant to fiscal year end July 31, 2016 and July 31,2015.

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

Start-up Expenses

The Company expenses costs associated with start-up activities as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the years ended July 31, 2016 and 2015.

Foreign Currency Translation

The Company’s functional and reporting currency is the US dollar as the company is listed in the USA. Operations for the company are spread between USA, Indonesia and Australia.

Translation adjustments for the year ended July 31, 2016 and 2015 were $(42) and $3,561, respectively. The cumulative translation adjustment and effect of exchange rate changes on cash as of July 31, 2016 and 2015 were $(42) and $3,561 respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Specifically, translation of AUD to USD.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of July 31, 2016 and July 31, 2015, there are no cash or cash equivalents.

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

The Company generated revenue of $3,485 and $19,448 for the years ended July 31, 2016 and 2015, respectively. The revenue is a result of service fee and commission. These revenues were derived from client trading accounts in the form of commissions and profit share, paid by FxPro the execution and clearing business.

Fair Value of Financial Instruments

Fair Value of Financial Instruments - On July 1, 2008, the Company adopted Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“Topic 820”). Topic 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

Recent Accounting Pronouncements

Adopted

In June 2014, the FASB issued ASU 2014 10, Development Stage Entities (Topic915): Elimination of Certain Financial Reporting Requirements. ASU 201410 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception to-date information on the statements of operations, cash flows and stockholders’ equity. IGEX have decided to leave additional inception to date information on the Shareholders Equity for historical purposes. The amendments in ASU2014-10 will be effective prospectively for annual reporting periods beginning after December15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU2014-10 since the quarter ended October 31, 2013, thereby no longer presenting or disclosing any information required by Topic 915.

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

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued ( or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued ( or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

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

NOTE 3 –PREPAID EXPENSES AND ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company prepaid costs associated with marketing and advertising activities. The pre-paid expenses for the years ended July 31, 2016 and 2015 are $0 and $0 respectively.

Accounts payable and accrued expenses amounted to $23,208 and $110,166 as of July 31, 2016 and July 31, 2015, respectively. The balance is made up from subscriptions, legal costs and consulting.

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

Date	Description	Change in Shares	Stock Price on Issuance Date	Consulting Expense
28/01/2015	Dora Sarros -Company set up Cost + Admin+ Con in lieu of salary or consulting fees	10,500,000	$0.012	$126,000
28/01/2015	Bill Leslie -Company set up Cost + Admin+ Con in lieu of salary or consulting fees	15,000,000	$0.012	$180,000
28/01/2015	Nigel O’Shea -Company set up Cost + Admin+ Con in lieu of salary or consulting fees	5,000,000	$0.012	$60,000
28/01/2015	James Eugene Manczak -Marketing and PR Admin+ Con	3,000,000	$0.012	$36,000
28/01/2015	Gosuinus Lens - （ January 1-July 1, 2015 ） Including 1000 G&A and 5000 prepaid	6,000,000	$0.012	$72,000
28/01/2015	Silas Curry - in lieu of salary or consulting fees	3,500,000	$0.012	$42,000
29/01/2015	StockVest - (January 28-April 28, 2015 ） ir, advertising, promotional and marketing services	2,000,000	$0.012	$24,000
28/01/2015	Square One consulting - in lieu of salary or consulting fees	5,000,000	$0.012	$60,000
28/01/2015	Stephen Fynmore -Company set up Cost + Admin+ Con in lieu of salary or consulting fees	20,000,000	$0.012	$240,000
28/01/2015	Richard Jackson - in lieu of salary or consulting fees	5,000,000	$0.012	$60,000
		75,000,000		$900,000

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

On October 6, 2015, the Company issued 1,500,000,000 shares of common stock to employees for services. The company issued John O’Shea 1,500,000,000 in lieu of salaries valued at $0.0014 per share, using the closing prices on the stock issuance date.(future shares issued from this pool). The Company booked stock compensation expenses of $2,100,000 based on the closing price of the stock issuance date.

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

Stock Issuance for compensation

On October 6, 2015, the Company issued 1,500,000,000 shares of common stock to employees for services. The company issued John O’Shea 1,500,000,000 in lieu salaries valued at $0.0014 per share, using the closing prices on the stock issuance date (future shares issued from this pool). The company booked stock compensation expenses of $2,100,000 based on the closing price of the stock issuance date.

On February 11, 2016, the Company cancelled 480,000,000 shares of common stock issued as compensation to John O’Shea as stock compensation. The canceled shares were cancelled to employees.

Stock Cancellation

On August 7, 2015, the Company cancelled 50,000,000 shares of common stock issued as compensation to John O’Shea. The Company booked the cancelation by decreasing common stock and increasing additional paid in capital.

On September 15, 2015, the Company cancelled 20,158,108 shares of common stock issued an unrelated party. The Company booked the cancelation by decreasing common stock and increasing additional paid in capital.

On September 15, 2015, the Company cancelled 15,000,000 shares of common stock issued an unrelated party. The Company booked the cancelation by decreasing common stock and increasing additional paid in capital.

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

NOTE 5 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of July 31, 2016 the Company had incurred accumulated losses since inception of $7,591,643. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to establish profitable operations.

Management’s plans for the continuation of the Company as a going concern include financing the Company’s operations through issuance of its common stock. If the Company is unable to complete its financing requirements or achieve revenue as projected, it will then modify its expenditures and plan of operations to coincide with the actual financing completed and actual operating revenues. There are no assurances, however, with respect to the future success of these plans.

NOTE 6 –LOAN FROM A RELATED PARTY

Loans from a related party amounted to $15,000 and $15,000 as of July 31, 2016 and July 31, 2015, respectively. Loan to a related party represents loan to the Company by John O’Shea, CEO of the Company. The loan is interest free, without collateral, due on demand, and for company’s operation purpose.

NOTE 7 – DUE TO A RELATED PARTY

Due to a related party amounted to $327,559 and $269,639 as of July 31, 2016 and July 31, 2015, respectively. Due to a related party represents advances by John O’Shea, CEO of the Company, to pay company’s expenses for both financial years.

The majority of the $327,559 is related to unpaid salaries to John O’Shea.

NOTE 8 –LOANS PAYABLE TO UNRELATED PARTIES

Unrelated party loans payable represent money initially received from investors and then the debt was forgiven and/or reduced by IGEX issuing shares to purchasers. As of July 31, 2015 and 2016, the Company has unrelated party loans payable totaling $120,748 and $95,983, respectively. Based on the subscription agreement, the subscription funds will constitute a non-interest bearing loan of the subscriber to the Company until such time as the offering is closed and shares are issued to the subscriber.

The current balance, $120,748 is detailed below:

Herawan Rusmanhadi	$72,967
David White	$9,775
Dermot Monaghan	$38,006

NOTE 9 – SUBSEQUENT EVENTS

None

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

DISCLOSURE.

IGEX appointed new auditors, BF Borgers CPA PC for FY14-15. Please see related 8K filed with the SEC for further information.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of July 31, 2015, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, the Company did not effectively implement comprehensive entity level internal controls and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

Changes in Internal Control Over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor’s attestation report. The Company’s registered public accounting firm has not attested to Management’s reports on the Company’s internal control over financial reporting.

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

On the 26 th November 2015, IGEX appointed Goldhurst and Schnider of Melbourne, Australia to formally notify Kina that they are in breach of the contract. The breach was in relation to Kina making unfounded statements to the market about IGEX and not formally giving notice as required by the agreement. IGEX is now seeking compensation from Kina for AUD$2,400,000.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Name	Age	Position
John O’Shea	49	President, CEO, Secretary Treasurer and Director (1)

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

John O’Shea

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

Except as described above, we believe that, during the year ended July 31, 2016, all other Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

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

DIRECTOR NOMINATIONS

As of July 31, 2016, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

BOARD LEADERSHIP STRUCTURE AND ROLE ON RISK OVERSIGHT

Mr. Sergio Bellosta Suárez currently serves as our principal executive officer and director. We determined this leadership structure was appropriate for us due to our small size and limited operations and resources. The Board of Directors will continue to evaluate our leadership structure and modify as appropriate based on the size, resources and operations of the Company. It is anticipated that the Board of Directors will establish procedures to determine an appropriate role for the Board of Directors in the Company’s risk oversight function.

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

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-X during the fiscal year ended July 31, 2016:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kenneth Edmundson President	2014/2015	0	0	0	0	0	0	0	0
John O’Shea, President	2014/2016	203,457	0	0	0	0	0	0	203,457
	2013/2015	203,457	0	0	0	0	0	0	203,457

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

As at our year ended July 31, 2016, there is a balance of $95,984.50. This is made up of two amounts: One for Dermont for $38,006 and the other to Herawan for $57,978.

EMPLOYMENT CONTRACTS

IGEX has an employment contract with John O’Shea. The balance owing to John as at July 31, 2016 is $203,457.

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

The following table sets forth compensation paid to our non-executive directors for the fiscal year ended July 31, 2016.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John O’Shea FY 14-15	$203,457						203,457
John O’Shea FY15-16	0						0

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)
DIRECTORS AND EXECUTIVE OFFICERS
Common Stock	John O’Shea	50,000,000	5.45%

5% STOCKHOLDERS
Common Stock	Cede & Co (These are shares held in Treasury)	412,825,700	44.99%
Common Stock	Peter McNulty	90,000,000	9.81%
Common Stock	John Walker	90,000,000	9.81%
Common Stock	Herawan Rusmanhadi	46,606,875	5.08%

Notes:

(1)

Based on 917,588,928 shares of our common stock issued and outstanding as of July 31, 2016. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

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

	BF Borgers CPA PC		TAAD, LLP
	Year Ended July 31, 2015	Year Ended July 31, 2014	Year Ended July 31, 2015	Year Ended July 31, 2014
Audit Fees	18,000	Nil	Nil	10,000
Audit Related Fees	Nil	Nil	Nil	8,300
Tax Fees	Nil	Nil	Nil	Nil
All Other Fees	Nil	Nil	Nil	Nil
Total	18,000	Nil	Nil	18,300

ITEM 15. EXHIBITS.

(b) Exhibits

Exhibit
Number	Description of Exhibits

2.1	Amended and Restated Asset Purchase Agreement by and among the Company, Indo Global Exchange PTE LTD. and the shareholders identified therein, dated September 23, 2013 (incorporated by reference to our Current Report on Form 8-K filed on September 25, 2013).
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 originally filed on September 10, 2008 as amended).
3.2	Bylaws, as amended (incorporated by reference to our Registration Statement on Form S-1 originally filed on September 10, 2008 as amended).
4.1	Form of Share Certificate (incorporated by reference to our Registration Statement on Form S-1 originally filed on September 10, 2008 as amended).
10.1	Bill of Sale between the Company and Indo Global PTE LTD., dated September 23, 2013 (incorporated by reference to our Current Report on Form 8-K filed on September 25, 2013).
10.2	Assignment and Assumption Agreement between the Company and Indo Global PTE LTD., dated September 23, 2013 (incorporated by reference to our Current Report on Form 8-K filed on September 25, 2013).
10.3	Indemnification Agreement between the Company and John F. O’Shea, dated September 23, 2013 (incorporated by reference to our Current Report on Form 8-K filed on September 25, 2013).
10.4	Affiliate Agreement between the Company and Australian Stock Report Limited, dated September 5, 2013 (incorporated by reference to our Current Report on Form 8-K filed on September 25, 2013).
10.5	Engagement Agreement, dated May 29, 2014, between the Company, International Global Exchange (AUST), PT GriyaMatahari Bali and Kina Securities Limited (incorporated by reference to our Current Report on Form 8-K filed on June 5, 2014).
10.6	Broker Agreement, dated June 2014, between the Company and FXPro (incoroprated by reference to our Current report on Form 8-K filed on September 25, 2014).
21.1	International Global Exchange (Aust) Pty Ltd and PT GriyaMatahari Bali.
31.1*	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1*	Interactive Data Files
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Indo Global Exchange(s) PTE, Ltd .

Date: June 6, 2022	By:	/s/ Sergio Bellosta Suárez
Sergio Bellosta Suárez
Chief Executive Officer, Chief Financial Officer President, Secretary Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 6, 2022	By:	/s/ Sergio Bellosta Suárez
Sergio Bellosta Suárez Chief Executive Officer, Chief Financial Officer President, Secretary Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

