Form 10-Q
period 2017-01-31
Indo Global Exchange(s) Pte, Ltd.
filed 2022-06-06
CIK 1442853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

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

As of May 15, 2022, there were 4,391,941,731shares of the Registrant’s $0.001 par value common stock issued and outstanding.

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

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

3

INDO GLOBAL EXCHANGE(S) PTE, LTD.

CONSOLIDATED BALANCE SHEETS

	January 31, 2017	July 31, 2016
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$0	$0
Total Assets	0	0

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	23,208	23,208
Due to a related party	327,559	327,559
Loan from a related party	15,000	15,000
Loan payable to unrelated parties	120,748	120,748

Total Liabilities	486,506	486,506

Stockholders’ (Deficit)

Preferred stock, $.001 par value 10,000,000 shares authorized no shares issued and outstanding	0	0
Common stock, $.001 par value 6,500,000,000 shares authorized 1,077,992,231 and 1,077,992,231 Issued and outstanding as of January 31, 2017 and July 31, 2016, respectively	1,077,992,231	1,077,992,231
Additional paid-in capital	6,024,427	6,024,427
Accumulated other comprehensive income	2,708	2,708
Accumulated deficit	(7,591,643)	(7,591,643)

Total Stockholders’ Deficit	(486,506)	(486,506)

Total Liabilities and Stockholders’ Deficit	$0	$0

The accompanying notes are an integral part of the financial statements.

INDO GLOBAL EXCHANGE(S) PTE, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended		For The Six Months Ended
	January 31, 2017	January 31, 2016	January 31, 2017	January 31, 2016

REVENUES	$0	3,444	0	3,444

OPERATING EXPENSES

Selling Expenses	0	0	0	0
Stock Compensation Expense	0	0	0	2,100,000
General and administrative expenses	0	38,928	0	53,731

Total operating expenses	0	38,928	0	2,153,731

Other (Income) Loss
Loss on debt settlement	0	27,000	0	301,190
Interest expenses		280		323
Other (Income) Loss	0	27,280	0	301,513

Net loss before provision for income taxes	(0)	(62,764)	(0)	(2,451,800)

Provision for income taxes	0	0	0	0

Net loss	(0)	(62,764)	(0)	(2,451,800)

Other Comprehensive Income
Foreign currency translation gain	0	0	0)	(254)
Total Comprehensive Income
	$(0)	(62,764)	(0)	(2,452,054)

Weighted average common shares outstanding - Basic and diluted	1,077,992,231	129,782,225	1,077,992,231	722,701,701

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of the financial statements.

INDO GLOBAL EXCHANGE(S) PTE, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended
	January 31, 2017	January 31, 2016
Operating Activities
Net loss	0	(2,451,800)
Interest expenses	0	0
Loss on settlement of debt	0	301,190
Stock compensation	0	2,100,000
Changes in operating assets and liabilities:
Prepaid expenses	0	0)
Accounts payable and accrued expenses	0	(86,966
Net Cash Used In Operating Activities	0	(137,577)

Financing Activities:
Stock issuance for cash	0	0
Payments to due from related parties	0	0
Proceeds from due to a related party	0	57,920
Proceeds from unrelated party loans	0	79,911
Net Cash Provided By Financing Activities	0	137,831

Effect of exchange rate on cash and cash equivalents	0	(255)

Increase (Decrease) in Cash	0	0

Cash, Beginning of Period	0	0

Cash, End of Period	0	0

Non-cash activities:

Cancellation of Shares	0	0
Issuance of Shares for debt settlement	0	356,336

The accompanying notes are an integral part of the financial statements.

INDO GLOBAL EXCHANGE(S) PTE, LTD.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2017

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended July 31, 2016 included in our Annual Report on Form 10-K. The results of the six months periods ended January 31, 2017 are not necessarily indicative of the results to be expected for the full year ending July 31, 2017.

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

Start-up Expenses

The Company expenses costs associated with start-up activities as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the six months ended January 31, 2016 and 2015.

Foreign Currency Translation

The Company’s functional and reporting currency is the US dollar as the company is listed in the USA. Operations for the company are spread between USA, Indonesia and Australia.

Translation adjustments for the January 31, 2017 and 2016 were $(0) and $(255), respectively. The cumulative translation adjustment and effect of exchange rate changes on cash as of January 31, 2017 and July 31, 2016 were $(0) and $(255) respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Specifically, translation of AUD to USD.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of January 31, 2017 and July 31, 2016, there are no cash or cash equivalents.

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

The Company generated revenue of $0 and $3,444 for the six months ended January 31, 2017 and 2016, respectively. The revenue is a result of service fee and commission. These revenues were derived from client trading accounts in the form of commissions and profit share, paid by FxPro the execution and clearing business.

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

Basic and Diluted Loss Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented. ASC 260 requires presentation of basic earnings per share and diluted earnings per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the six months ended January 31, 2017 and 2016, there were no potentially dilutive securities.

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

NOTE 4 –ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses amounted to $23,208 and $23,208 as of January 31, 2017 and July 31, 2016, respectively. Accounts payable and accrued expenses represent primarily unpaid legal expenses, accounting expenses, and other professional expenses.

NOTE 5 – RELATED PARTY TRANSACTIONS

Due to a related party amounted to $327,559 and $327,559 as of January 31, 2017 and July 31, 2016, respectively. Due to a related party represents advances by John O’Shea, CEO of the Company, to pay company’s expenses.

Loan to a related party amounted to $15,000 and $15,000 as of January 31, 2017 and July 31, 2016, respectively. Loan to a related party represents loan to the Company by John O’Shea, CEO of the Company. The loan is interest free, without collateral, due on demand, and for company’s operation purpose.

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

NOTE 6 – LOANS PAYABLE TO UNRELATED PARTIES

Unrelated party loans payable represent money received from investors to purchase shares. As of January 31, 2017 and July 31, 2016, the Company has unrelated party loans payable totaling $120,748 and $120,748, respectively.

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

NOTE 8– GENERAL AND ADMINISTRATIVE EXPENSES

For the six months ended January 31, 2017 and 2016, General and administrative expenses include the following:

	January 31, 2017	January 31, 2016
Consulting fee	0	1,504
G&A-Accounting	0	5,000
Legal fee	0	-
Salary	0	30,509
Stock compensation	0	2,100,000
Other expenses	0	16,718
Total	0	2,153,731

NOTE 9 - SUBSEQUENT EVENTS

None

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

The Company generated revenue of $0 and $3,444 for the six months ended January 31, 2017 and 2016, respectively. The revenue is a result of service fee and commission. These revenues were derived from client trading accounts in the form of commissions and profit share, paid by FxPro the execution and clearing business.

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

Type	Amount	Percent
Salaries	$145,000	$16.68%
Professional services (IT development)	24,000	2.76%
Equipment	30,000	3.45%
Professional services (lawyers and accountants)	35,000	4.03%
Programming IT development	60,000	6.90%
Office, rent and expenses	150,000	17.27%
Travel expenses	53,000	5.76%
Government Fees	5,000	.059%
Seminars	85,000	9.77%
Business Development fees	145,000	16.68%
Servers and bandwidth	15,000	1.72%
Bank fees and interest	2,000	.023%
Administration	15,000	1.72%
Marketing and advertisement	120,000	13.80%
Total	$869,000	$100.00%

RESULTS OF OPERATIONS

Working Capital	At January 31, 2017	At July 31, 2016
Current Assets	$-	$-
Current Liabilities	(486,506)	(486,506)
Working Capital (Deficit)	$(486,506)	$(486,506)

	Six months Ended January 31, 2017	Six months Ended January 31, 2016
Cash Flows
Cash Flows Used provided by Operating Activities	$(0)	$(137,577)
Cash Flows Provided by Financing Activities	0	137,831
Foreign currency translation	(0)	(255)
Net Increase (Decrease) in Cash During Period	$-	$-

Operating Revenues

Revenues for the quarters ended January 31, 2017 and 2016 were $0 and $3,444, respectively. Revenues generated were the daily spreads on executed trades.

For The Three Months Ended January 31, 2017

Operating Expenses and Net Loss

Operating expenses for the three months period ended January 31, 2017 was $0 compared with $38,928 for the three months ended January 31, 2016. The decrease in operating expenditures was a result of the decreased stock compensation expenses compared to the same period last year.

Net loss for the three months period ended January 31, 2017 was $(0) compared with $(62,764) for the three months period ended January 31, 2016. The overall decrease in net loss of $0 was attributed to no activity compared to the same period last year.

For The Six months Ended January 31, 2017

Operating Expenses and Net Loss

Operating expenses for the six months period ended January 31, 2017 was $0 compared with $2,153,731 for the six months ended January 31, 2016. The decrease in operating expenditures was a result of the decreased $2,100,000 stock compensation expenses compared to the same period last year.

Net loss for the six months period ended January 31, 2017 was $(0) compared with $(2,451,800) for the six months period ended January 31, 2016. The overall decrease in net loss was attributed to the decreased interest and stock compensation expenses compared to the same period last year.

Liquidity and Capital Resources

As of January 31, 2017, the Company’s cash balance was $0. As of January 31, 2017, the Company had total liabilities of $486,506 and a working capital deficit of $(486,506).

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

Our total expenditures over the next twelve months are anticipated to be approximately $869,000. Our cash on hand as of January 31, 2017 and July 31, 2016 are $(0) and $0, respectively. We have cash saved under related parties’ names and it amounted to $0 and $0, as of January 31, 2017 and July 31, 2017, respectively. We do not have sufficient cash on hand to fund our operations for the next twelve months. We also require additional financing.

Cash Flow from Operating Activities

During the six months period ended January 31, 2017, the Company used $0 of cash for operating activities compared with $137,577 for the six months ended January 31, 2016. The decrease of cash used for operating activities are mainly due to more increase in settlement of debt.

Cash Flow from Investing Activities

During the six months period ended January 31, 2017 and 2016, the Company paid $0 and $0 in investing activities.

Cash Flow from Financing Activities

During the six months period ended January 31, 2017, the Company has net cash received of $0 from financing activities compared with $137,831 in financing activities for the same period in 2016. The decreased cash from financing activities are because more proceeds from loans from unrelated parties during the six months period ended January 31, 2017 compared to the same period last year.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report for the six months ended January 31, 2017 that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

2. Subsequent Issuances:

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6 . EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation*
3.4	Bylaws*
14.1	Code of Ethics*
31.1	Certification of Chief Executive Officer and as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

