Form 10-K
period 2017-07-31
Indo Global Exchange(s) Pte, Ltd.
filed 2022-06-07
CIK 1442853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: July 31, 2017

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

Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-X contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Revenues and Customers

The Company generated revenue of $0 and $3,485 for the years ended July 31, 2017 and 2016, respectively. The revenue is a result of service fee and commission. These revenues were derived from client trading accounts in the form of commissions and profit share, paid by FxPro the execution and clearing business.

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

Trading in the financial markets can broadly be split into two groups:

☐	Business-to-business (B2B) trading, often conducted on exchanges, where large investment banks and brokers trade directly with one another, transacting large amounts of securities, and

☐	Business-to-consumer (B2C) trading, where retail (e.g. individuals buying and selling relatively small amounts of stocks and shares) and institutional clients (e.g. hedge funds, fund managers or insurance companies, trading far larger amounts of securities) buy and sell from brokers or “dealers”, who act as middle-men between the clients and the B2B markets.

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

Impact of Electronic Trading

The increase of electronic trading has had some important implications:

☐	Reduced cost of transactions – By automating as much of the process as possible (often referred to as “straight-through processing” or STP), costs are brought down. The goal is to reduce the incremental cost of trades as close to zero as possible, so that increased trading volumes don’t lead to significantly increased costs. This has translated to lower costs for investors.

☐	Greater liquidity – electronic systems make it easier to allow different companies to trade with one another, no matter where they are located. This leads to greater liquidity (i.e. there are more buyers and sellers) which increases the efficiency of the markets.

☐	Greater competition – While electronic trading hasn’t necessarily lowered the cost of entry to the financial services industry, it has removed barriers within the industry and had a globalisation-style competition effect. For example, a trader can trade futures on Eurex , Globex or LIFFE at the click of a button – he or she doesn’t need to go through a broker or pass orders to a trader on the exchange floor.

☐	Increased transparency – Electronic trading has meant that the markets are less opaque. It’s easier to find out the price of securities when that information is flowing around the world electronically.

☐	Tighter spreads – The “spread” on an instrument is the difference between the best buying and selling prices being quoted; it represents the profit being made by the market makers. The increased liquidity, competition and transparency means that spreads have tightened, especially for commoditized, exchange-traded instruments.

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

2.

We did not maintain appropriate cash controls – As of July 31, 2017, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.

3.

We did not implement appropriate information technology controls – As at July 31, 2017, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

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

Market Information

Our shares of common stock commenced trading on the OTC Bulletin Board under the symbol “CLRV”. Our shares became eligible for quotation on the OTC Bulletin Board in May 2009, and have since been quoted on the OTC markets. On September 4, 2013 our name and symbol were changed to Indo Global Exchange(s) PTE, Ltd. and IGEX, respectively. The high and low bid information for our common stock for the fiscal years ended July 31, 2017, 2016 are:

Fiscal Year 2017
First Quarter	0.82	0.40
Second Quarter	0.54	0.05
Third Quarter	0.01	0.00
Fourth Quarter	0.04	0.01

Fiscal Year 2016
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

The Company generated revenue of $0 and $3,485 for the years ended July 31, 2017 and 2016, respectively. The revenue is a result of service fee and commission. These revenues were derived from client trading accounts in the form of commissions and profit share, paid by FxPro the execution and clearing business.

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

Operating Expenses
Sales and Marketing
Advertising (Incl press releases)	$32,500
Direct marketing (LinkedIn / Facebook / TandemFX Info sessions)	20,000
Web design	5,000
Total Sales and Marketing Expenses [M]	57,500

Research and Development
Technology licenses	2,500
Total Research and Development Expenses [N]	2,500

General and Administrative
Wages and salaries	0
- CEO	100,000
- Operations / Finance Director	50,000
Bank Fees	1,000
Accounting / Auditing costs	24,000
Legal Costs	12,000
Supplies (Office supplies)	2,750
Meals and entertainment	1,300
Telephone (Inc Sales reps)	1,650
Travel (flights / accommodation / car hire)	11,000
Total General and Administrative Expenses [O]	203,700

Total Operating Expenses	$263,700

RESULTS OF OPERATIONS

Working Capital

	At July 31, 2017	At July 31, 2016
Current Assets	$0	$0
Current Liabilities	(486,515)	(486,515)
Working Capital (Deficit)	$(486,515)	$(486,515)

Cash Flows

	Year Ended July 31, 2017	Year Ended July 31, 2016
Cash Flows Used in provided by Operating Activities	$(137,789)	$(137,789)
Cash Flows Provided by Financing Activities	137,747	137,747
Foreign currency translation	42	42
Net Increase (Decrease) in Cash During Period	$-	$-

Operating Revenues

As at July 31, 2017 and 2016 we have generated $0 and $3,485 respectively in revenues.

Operating Expenses and Net Loss

As of July 31, 2017 and 2016, Operating expenses include the following:

	July 31, 2017	July 31, 2016
Consulting fee	$0	$53,990
Stock Compensation	0	2,100,000
Legal fee
Salary
Other Expenses
Total	$0	$2,153,990

Operating expenses for the period ended July 31, 2017 was $0 compared with $2,153,990 for the year ended July 31, 2016. The increase in expenditures was a result of the stock compensation salary, office expenses, and increased operating costs compared to the same period last year.

Net loss for the period ended July 31, 2017 was $0 compared with $2,153,990 for prior year. The overall increase in net loss of $7,591,643 was attributed to the loss on settlement of debt and interest.

Liquidity and Capital Resources

As at July 31, 2017, the Company’s cash balance was $Nil. As at July 31, 2017, the Company had total liabilities of $486,515 and a working capital deficit of $(486,515).

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

Our total expenditures over the next twelve months is anticipated to be approximately $263,700. Our cash on hand as of July 31, 2017 and July 31, 2016 are $0. We do not have sufficient cash on hand to fund our operations for the next twelve months. We also require additional financing.

Cash flow from Operating Activities

During the period ended July 31, 2017, the Company used $nil of cash for operating activities compared with $nil for the prior year. The increase of cash used for operating activities are mainly due to increased net loss, more increase in settlement of debt, and more increase in stock compensation. The increased loss and payables are due to commencement of new business and more expenses occurred.

Cash flow from Investing Activities

During the year period ended July 31, 2017 and 2016, the Company paid $0 and $0 in investing activities.

Cash flow from Financing Activities

During the period ended July 31, 2017, the Company has net cash received of Nil from financing activities compared with $Nil in financing activities for the same period in 2016.

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

Walnut, California

February 12, 2015

INDO GLOBAL EXCHANGE(S) PTE, LTD.

CONSOLIDATED BALANCE SHEETS

(Ununaudited)

	July 31,	July 31,
	2017	2016

ASSETS

Current Assets
Due from related parties	$0	$0
Prepaid expenses	0	0
Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$23,208	$23,208
Due to a related party	327,559	327,559
Loan from a related party	15,000	15,000
Loan payable to unrelated parties	120,748	120,748

Total Liabilities	486,515	486,515

Stockholders’ (Deficit)

Preferred stock, $.00001 par value 10,000,000 shares authorized no shares issued and outstanding	0	0
Common stock, $.00001 par value 6,500,000,000 shares authorized 1,077,993 and 1,077,993 Issued and outstanding as of July 31, 2017 and July 31, 2016, respectively	1,077,993	1,077,993
Additional paid-in capital	6,024,427	6,024,427
Accumulated other comprehensive income	2,708	2,708
Accumulated deficit	(7,591,643)	(7,591,643)

Total Stockholders’ Deficit	(486,515)	(486,515)

Total Liabilities and Stockholders’ Deficit	$0	$0

The accompanying notes are an integral part of the financial statements.

INDO GLOBAL EXCHANGE (S) PTE, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Years Ended
	July 31, 2017	July 31, 2016

REVENUES	0	3,485

OPERATING EXPENSES

Selling Expenses	0	0
General and administrative expenses	0	2,153,990

Total operating expenses	0	2,153,990

Other (Income) Loss
Loss on debt settlement	0	301,190
Interest expenses	0	326
Other (Income) Loss	0	301,516

Net loss before provision for income taxes	(0)	(2,452,021)

Provision for income taxes	0	0

Net loss	(0)	(2,452,021)

Other Comprehensive Income
Foreign currency translation gain / (loss)	0	42
Total Comprehensive Income	0	(2,452,063)

Weighted average common shares outstanding -
Basic and diluted	681,933,913	681,933,913

Net loss per share – basic and diluted	(0.01)	(0.01)

The accompanying notes are an integral part of the financial statements.

INDO GLOBAL EXCHANGE (S) PTE, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Years Ended
	July 31, 2017	July 31, 2016
Operating Activities
Net loss	0	(2,452,021)
Interest expenses	0	0
Loss on settlement of debt	0	301,190
Stock compensation	0	2,100,000
Changes in operating assets and liabilities:
Prepaid expenses	0	0
Accounts payable and accrued expenses	0	(86,958)
Net Cash Used in Operating Activities	0	(137,831)

Financing Activities:
Stock issuance for cash	0	0
Proceeds from (payments to) due from related parties	0	0
Proceeds from due to a related party	0	57,920
(Payments to) unrelated party loans	0	0
Proceeds from unrelated party loans	0	79,911
Net Cash Provided By Financing Activities	0	137,831

Effect of exchange rate on cash and cash equivalents		(42)

Increase (Decrease) in Cash	0	0

Cash, Beginning of Period	0	0

Cash, End of Period	0	0

Non-cash activities:

Cancellation of Shares	0	0
Issuance of Shares for anti-dilution	0	356,336

The accompanying notes are an integral part of the financial statements.

INDO GLOBAL EXCHANGE (S) PTE, LTD.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional	Deficit Accumulated	Accumulated Other	Total
	Number of		Paid-in	in Exploration	Comprehensive	Shareholders’
	Shares	Par Value	Capital	Stage	Income	Equity
BALANCE, JULY 31, 2015	917,588,928	917,589	3,728,495	(5,139,622)	2,750	(490,788)
Common stock issuance for Compensation	160,403,303	160,404	2,295,932	0	0	2,456,336
Common Stock Issuance For Debt Settlement	0			0	0
Common stock issuance for Cash	0			0	0
Common Stock Issuance For Interest Expenses	0			0	0
Net loss	0	0	0	(2,452,021)	(42)	(2,452,063)
BALANCE, JULY 31, 2016	1,077,992,231	917,589	6,024,427	(7,591,643)	2,708	(486,515)
Common stock issuance for Compensation	0	0	0	0	0	0
Common Stock Issuance For Debt Settlement	0	0	0	0	0	0
Common stock issuance for Cash	0	0	0	0	0	0
Common Stock Issuance For Interest Expenses	0	0	0	0	0	0
Net loss	0	0	0	0	0	0
BALANCE, JULY 31, 2017	1,077,992,231	917,589	6,024,427	(7,591,643)	2,708	(486,515)

The accompanying notes are an integral part of the financial statements.

INDO GLOBAL EXCHANGE (S) PTE, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2017

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

The Company generated revenue of $0 and $3,485 for the years ended July 31, 2017 and 2016, respectively. The revenue is a result of service fee and commission. These revenues were derived from client trading accounts in the form of commissions and profit share, paid by FxPro the execution and clearing business.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in United States (US) dollars relevant to fiscal year end July 31, 2017 and July 31, 2016.

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

Start-up Expenses

The Company expenses costs associated with start-up activities as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the years ended July 31, 2017 and 2016.

Foreign Currency Translation

The Company’s functional and reporting currency is the US dollar as the company is listed in the USA. Operations for the company are spread between USA, Indonesia and Australia.

Translation adjustments for the year ended July 31, 2017 and 2016 were $(0) and $(42), respectively. The cumulative translation adjustment and effect of exchange rate changes on cash as of July 31, 2017 and 2016 were $(0) and $(42) respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Specifically, translation of AUD to USD.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of July 31, 2017 and July 31, 2016, there are no cash or cash equivalents.

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

The Company generated revenue of $0 and 3,485 for the years ended July 31, 2017 and 2016, respectively. The revenue is a result of service fee and commission. These revenues were derived from client trading accounts in the form of commissions and profit share, paid by FxPro the execution and clearing business.

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

Basic and Diluted Loss Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented. ASC 260 requires presentation of basic earnings per share and diluted earnings per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the years ended July 31, 2017 and 2016, there were no potentially dilutive securities.

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

NOTE 3 –PREPAID EXPENSES AND ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company prepaid costs associated with marketing and advertising activities. The pre-paid expenses for the years ended July 31, 2017 and 2016 are $0 and $0 respectively.

Accounts payable and accrued expenses amounted to $23,208 and $23,208 as of July 31, 2017 and July 31, 2016, respectively. The balance is made up from subscriptions, legal costs and consulting.

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

NOTE 5 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of July 31, 2017 the Company had incurred accumulated losses since inception of $7,591,643. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to establish profitable operations.

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

NOTE 6 –LOAN FROMA RELATED PARTY

Loans from a related party amounted to $15,000 and $15,000 as of July 31, 2017 and July 31, 2016, respectively. Loan to a related party represents loan to the Company by John O’Shea, CEO of the Company. The loan is interest free, without collateral, due on demand, and for company’s operation purpose.

NOTE 7 – DUE TO A RELATED PARTY

Due to a related party amounted to $327,559 and $327,559 as of July 31, 2017 and July 31, 2016, respectively. Due to a related party represents advances by John O’Shea, CEO of the Company, to pay company’s expenses for both financial years.

The majority of the $327,559 is related to unpaid salaries to John O’Shea.

NOTE 8 –LOANS PAYABLE TO UNRELATED PARTIES

Unrelated party loans payable represent money initially received from investors and then the debt was forgiven and/or reduced by IGEX issuing shares to purchasers. As of July 31, 2017 and 2016, the Company has unrelated party loans payable totaling $120,748 and $120,748, respectively. Based on the subscription agreement, the subscription funds will constitute a non-interest bearing loan of the subscriber to the Company until such time as the offering is closed and shares are issued to the subscriber.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of July 31, 2017, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, the Company did not effectively implement comprehensive entity level internal controls and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in the next fiscal year, 2018.

2.	We have appointed and will continue to appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Name	Age	Position
John O’Shea	50	President, CEO, Secretary Treasurer and Director (1)

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

Except as described above, we believe that, during the year ended July 31, 2017, all other Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

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

DIRECTOR NOMINATIONS

As of July 31, 2017, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

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

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-X during the fiscal year ended July 31, 2017:

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen sation ($)	Nonqualified Deferred Compen sation Earnings ($)	All Other Compen sation ($)	Total ($)
Kenneth Edmundson President	2014/2016	0	0	0	0	0	0	0	0
John O’Shea, President	2016/2017	0	0	0	0	0	0	0	0
	2015/2016	203,457	0	0	0	0	0	0	203,457

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

None.

EMPLOYMENT CONTRACTS

IGEX has an employment contract with John O’Shea. The balance owing to John as at July 31, 2017 is $203,457.

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

The following table sets forth compensation paid to our non-executive directors for the fiscal year ended July 31, 2017.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John O’Shea FY 15- 16	$203,457						203,457
John O’Shea FY16-17	0						0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 31, 2017 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

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

Notes:
(1)

Based on 917,588,928 shares of our common stock issued and outstanding as of July 31, 2017. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 31, 2017.

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

ITEM 14. PRINCIPAL AND ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended July 31, 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

BF Borgers CPA PC
	Year Ended July 31, 2017	Year Ended July 31, 2016
Audit Fees	Nil	Nil
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	Nil	Nil

ITEM 15. EXHIBITS.

(b) Exhibits

Exhibit
Number	Description of Exhibits

2.1	Amended and Restated Asset Purchase Agreement by and among the Company, Indo Global Exchange PTE LTD. and the shareholders identified therein, dated September 23, 2013 (incorporated by reference to our Current Report on Form 8-K filed on September 25, 2013).
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1originally filed on September 10, 2008 as amended).
3.2	Bylaws, as amended (incorporated by reference to our Registration Statement on Form S-1originally filed on September 10, 2008 as amended).
4.1	Form of Share Certificate (incorporated by reference to our Registration Statement on Form S-1originally filed on September 10, 2008 as amended).
10.1	Bill of Sale between the Company and Indo Global PTE LTD., dated September 23, 2013 (incorporated by reference to our Current Report on Form 8-K filed on September 25, 2013).
10.2	Assignment and Assumption Agreement between the Company and Indo Global PTE LTD., dated September 23, 2013 (incorporated by reference to our Current Report on Form 8-K filed on September 25, 2013).
10.3	Indemnification Agreement between the Company and John F. O’Shea, dated September 23, 2013 (incorporated by reference to our Current Report on Form 8-K filed on September 25, 2013).
10.4	Affiliate Agreement between the Company and Australian Stock Report Limited, dated September 5, 2013 (incorporated by reference to our Current Report on Form 8-K filed on September 25, 2013).
10.5	Engagement Agreement, dated May 29, 2014, between the Company, International Global Exchange (AUST), PT GriyaMatahari Bali and Kina Securities Limited (incorporated by reference to our Current Report on Form 8-K filed on June 5, 2014).
10.6	Broker Agreement, dated June 2014, between the Company and FXPro (incoroprated by reference to our Current report on Form 8-K filed on September 25, 2014).
21.1	International Global Exchange (Aust) Pty Ltd and PT GriyaMatahari Bali.
31.1*	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

