Form 10-Q
period 2017-10-31
Indo Global Exchange(s) Pte, Ltd.
filed 2022-06-07
CIK 1442853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

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

2

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

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNUNAUDITED)

4

INDO GLOBAL EXCHANGE(S) PTE, LTD.

CONSOLIDATED BALANCE SHEETS

	Oct 31, 2017	July 31, 2017
	(Unaudited)	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$0	$0
Total Assets	0	0

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	23,208	23,208
Due to a related party	327,559	327,559
Loan from a related party	15,000	15,000
Loan payable to unrelated parties	120,748	120,748

Total Liabilities	486,515	486,515

Stockholders’ (Deficit)

Preferred stock, $.001 par value 10,000,000 shares authorized no shares issued and outstanding	0	0
Common stock, $.001 par value 6,500,000,000 shares authorized 1,077,992,231 and 1,077,992,231 Issued and outstanding as of October 31, 2016 and July 31, 2016, respectively	1,077,993	1,077,993
Additional paid-in capital	6,024,427	6,024,427
Accumulated other comprehensive income	2,708	2,708
Accumulated deficit	(7,591,643)	(7,591,643)

Total Stockholders’ Deficit	(486,515)	(486,515)

Total Liabilities and Stockholders’ Deficit	$0	$0

The accompanying notes are an integral part of the financial statements.

INDO GLOBAL EXCHANGE(S) PTE, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended
	Oct 31, 2017	Oct 31, 2016

REVENUES	$0	$3,485

OPERATING EXPENSES

Selling Expenses	0	0
Stock Compensation Expense	0	0
General and administrative expenses	0	0

Total operating expenses	0	0

Other (Income) Loss
Loss on debt settlement	0	0
Interest expenses	0	0
Other (Income) Loss	0	0

Net loss before provision for income taxes	(0)	(0)

Provision for income taxes	0	0

Net loss	$(0)	$(0)

Other Comprehensive Income
Foreign currency translation gain	(0)	(0)
Total Comprehensive Income	$(0)	$(0)

Weighted average common shares outstanding -
Basic and diluted	1,077,992,231	681,933,913

Net loss per share – basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of the financial statements.

INDO GLOBAL EXCHANGE(S) PTE, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended
	Oct 31, 2017	Oct 31, 2016
Operating Activities
Net loss	(0)	(0)
Interest expenses	0	0
Loss on settlement of debt	0	0
Stock compensation	0	0
Changes in operating assets and liabilities:
Prepaid expenses	0	0
Accounts payable and accrued expenses	0	0
Net Cash Used In Operating Activities	(0)	(0)

Financing Activities:
Stock issuance for cash	0	0
Payments to due from related parties	0	0
Proceeds from due to a related party	0	0
Proceeds from unrelated party loans	0	0
Net Cash Provided By Financing Activities	0	0

Effect of exchange rate on cash and cash equivalents	(0)	(0

Increase (Decrease) in Cash	0	0

Cash, Beginning of Period	0	0

Cash, End of Period	0	0

Non-cash activities:

Cancellation of Shares	0	0
Issuance of Shares for debt settlement	0	0

The accompanying notes are an integral part of the financial statements.

INDO GLOBAL EXCHANGE(S) PTE, LTD.

NOTES TO THE UNUNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2017

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

The Company generated revenue of $NIL and $NIL for the three months ended October 31, 2017 and 2016, respectively.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The ununaudited condensed interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the unaudited financial statements and notes for the year ended July 31, 2015 included in our Annual Report on Form 10-K. The results of the three months periods ended October 31, 2017 are not necessarily indicative of the results to be expected for the full year ending July 31, 2017.

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

Start-up Expenses

The Company expenses costs associated with start-up activities as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the three months ended October 31, 2017 and 2016.

Foreign Currency Translation

The Company’s functional and reporting currency is the US dollar as the company is listed in the USA. Operations for the company are spread between USA, Indonesia and Australia.

Translation adjustments for the October 31, 2017 and 2016 were $0 and $(0), respectively. The cumulative translation adjustment and effect of exchange rate changes on cash as of October 31, 2017 and July 31, 2017 were $(0) and $0 respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Specifically, translation of AUD to USD.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of October 31, 2017 and July 31, 2017, there are no cash or cash equivalents.

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

The Company generated revenue of 0 and $0 for the three months ended October 31, 2017 and 2016, respectively.

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

NOTE 3 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of October 31, 2017 the Company had incurred accumulated losses since inception of $7,591,643. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to establish profitable operations.

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

NOTE 4 –ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses amounted to $23,208 and $23,208 as of October 31, 2017 and July 31, 2017, respectively. Accounts payable and accrued expenses represent primarily unpaid legal expenses, accounting expenses, and other professional expenses.

NOTE 5 – RELATED PARTY TRANSACTIONS

Due to a related party amounted to $327,559 and $327,559 as of October 31, 2017 and July 31, 2017, respectively. Due to a related party represents advances by John O’Shea, CEO of the Company, to pay company’s expenses.

Loan to a related party amounted to $15,000 and $15,000 as of October 31, 2017 and July 31, 2017, respectively. Loan to a related party represents loan to the Company by John O’Shea, CEO of the Company. The loan is interest free, without collateral, due on demand, and for company’s operation purpose.

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

NOTE 6 – LOANS PAYABLE TO UNRELATED PARTIES

Unrelated party loans payable represent money received from investors to purchase shares. As of October 31, 2017 and July 31, 2017, the Company has unrelated party loans payable totaling $120,748 and $120,748, respectively.

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

NOTE 8– GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended October 31, 2016 and 2015, General and administrative expenses include the following:

	Oct. 31, 2017	Oct. 31, 2016
Consulting fee	0	0
G&A-Accounting	0	0
Legal fee	-	-
Salary	0	0
Stock compensation	0	0
Other expenses	0	0
Total	0	0

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

The Company generated revenue of $0 and $0 for the three months ended October 31, 2017 and 2016, respectively.

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

Type	Amount	Percent
Salaries	$145,000	$16.68%
Professional services (IT development)	24,000	2.76%
Equipment	30,000	3.45%
Professional services (lawyers and accountants)	35,000	4.03%
Programming IT development	60,000	6.90%
Office, rent and expenses	150,000	17.27%
Travel expenses	53,000	5.76%
Government Fees	5,000	.059%
Seminars	85,000	9.77%
Business Development fees	145,000	16.68%
Servers and bandwidth	15,000	1.72%
Bank fees and interest	2,000	.023%
Administration	15,000	1.72%
Marketing and advertisement	120,000	13.80%
Total	$869,000	$100.00%

RESULTS OF OPERATIONS

Working Capital	At Oct. 31, 2017	At July 31, 2017
Current Assets	$-	$-
Current Liabilities	(486,515)	(486,515)
Working Capital (Deficit)	$(486,515)	$(486,515)

	Three months Ended Oct 31, 2017	Three months Ended Oct 31, 2016
Cash Flows Used provided by Operating Activities	$(0)	$(0)
Cash Flows Provided by Financing Activities	0	0
Foreign currency translation	(0)	(0)
Net Increase (Decrease) in Cash During Period	$-	$-

For The Three Months Ended October 31, 2017

Operating Revenues

Revenues for the quarters ended October 31, 2017 and 2016 were $0 and $0, respectively. Revenues generated were the daily spreads on executed trades.

Operating Expenses and Net Loss

Operating expenses for the three months period ended October 31, 2017 was $0 compared with $0 for the three months ended October 31, 2016. The decrease in operating expenditures was a result of the decreased stock compensation expenses compared to the same period last year.

Net loss for the three months period ended October 31, 2017 was $(0) compared with $(0) for the three months period ended October 31, 2016. The overall decrease in net loss of $(0) was attributed to decreased interest expenses and stock compensation compared to the same period last year.

For The Three months Ended October 31, 2017

Operating Expenses and Net Loss

Operating expenses for the three months period ended October 31, 2017 was $0 compared with $0 for the three months ended October 31, 2016.

Net loss for the three months period ended October 31, 2017 was $(0) compared with $(0) for the three months period ended October 31, 2016.

Liquidity and Capital Resources

As of October 31, 2017, the Company’s cash balance was $0. As of October 31, 2017, the Company had total liabilities of $486,515 and a working capital deficit of $(486,515).

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

Our total expenditures over the next twelve months are anticipated to be approximately $869,000. Our cash on hand as of October 31, 2017 and July 31, 2017 are $(0) and $0, respectively. We have cash saved under related parties’ names and it amounted to $0 and $0, as of October 31, 2017 and July 31, 2017, respectively. We do not have sufficient cash on hand to fund our operations for the next twelve months. We also require additional financing.

Cash Flow from Operating Activities

During the three months period ended October 31, 2017, the Company used $0 of cash for operating activities compared with $0 for the three months ended October 31, 2016. The decrease of cash used for operating activities are mainly due to more increase in settlement of debt.

Cash Flow from Investing Activities

During the three months period ended October 31, 2017 and 2016, the Company paid $0 and $0 in investing activities.

Cash Flow from Financing Activities

During the three months period ended October 31, 2017, the Company has net cash received of $0 from financing activities compared with $0 in financing activities for the same period in 2016. The increased cash from financing activities are because more proceeds from loans from unrelated parties during the three months period ended October 31, 2017 compared to the same period last year.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report for the three months ended October 31, 2017 that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of October 31, 2017, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and the Company did not effectively implement comprehensive entity level internal controls and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

